Form 10-Q
period 2025-09-30
Blue Owl Digital Infrastructure Trust
filed 2025-11-07
CIK 2069692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-56758

Blue Owl Digital Infrastructure Trust
(Exact name of registrant as specified in charter)

Maryland	33-5055663
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

150 N Riverside Plaza, 37th Floor	60606
Chicago, IL	(Zip Code)
(Address of principal executive offices)
888-215-2015
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2025, the issuer had the following shares outstanding: — Class S shares, — Class D shares, — Class I shares, and 100 Class E shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof, although not all forward-looking statements include these words. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to positioning, including the impact of macroeconomic trends and market forces, future operations, repurchases, acquisitions, future performance, and statements with respect to acquisitions. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. These risks, uncertainties and other factors include, without limitation:
• our future operating results;
• our business prospects and the prospects of the assets in which we may invest;
• the impact of the investments that we expect to make;
• our ability to raise sufficient capital to execute our investment strategy;
• our ability to source adequate investment opportunities to efficiently deploy capital;
• our current and expected financing arrangements and investments;
• the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, geopolitical uncertainty (including the imposition of tariffs and counter-tariffs), and changes in government rules, regulations and fiscal policies;
• the adequacy of our cash resources, financing sources and working capital;
• the timing and amount of cash flows, distributions and dividends, if any, from our investments;
• our contractual arrangements and relationships with third parties;
• actual and potential conflicts of interest with the Adviser or any of its affiliates;
• the dependence of our future success on the general economy and its effect on the assets in which we may invest;
• our use of financial leverage;
• the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
• the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
• our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position;
• the tax status of the assets in which we may invest;
•changes in the economy, particularly those affecting the real estate industry;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;
•investing in digital infrastructure and related assets involves certain risks, including but not limited to: customers’ inability to pay rent; increases in interest rates and lack of availability of financing; customer turnover and vacancies; and changes in supply of or demand for similar properties in a given market;
•adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;

•our portfolio may be concentrated in certain asset types and geographies, and, as a consequence, our aggregate return may be substantially affected by adverse economic or business conditions affecting that particular type of asset or geography;
•limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to qualify or maintain our qualification as a real estate investment trust (a “REIT”), for U.S. federal income tax purposes;
•since there is no public trading market for our common shares of beneficial interest, par value $0.01 per share (“common shares” or “shares”), repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan (the “Share Repurchase Plan”) provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our Board of Trustees may make exceptions to, modify and suspend our Share Repurchase Plan if, in its judgment, it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid;
•distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, and the sale of our assets, and we have no limits on the amounts we may fund from such sources;
•the purchase and repurchase prices for our shares are generally based on our net asset value (“NAV”) as of the last calendar day of the immediately preceding month, plus applicable transaction or other fees, including upfront placement fees or brokerage commissions, and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day; and
•future changes in laws or regulations and conditions in our operating areas.
For more information regarding these and other risks and uncertainties that we face, see the section entitled “Risk Factors” in our Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on August 8, 2025, as amended, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Balance Sheets

	September 30, 2025	May 20, 2025
Assets
Cash and cash equivalents	$1,000	$1,000
Total assets	$1,000	$1,000

Liabilities and Equity
Total liabilities	$—	$—

Redeemable common shares	1,000	1,000

Equity
Total equity	—	—
Total liabilities and equity	$1,000	$1,000
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Notes to Condensed Consolidated Financial Statements

1.    Organization and Nature of the Business
Blue Owl Digital Infrastructure Trust (the “Company”) was formed on April 7, 2025 (“Inception”) as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is the sole general partner of Blue Owl Digital Infrastructure Operating Partnership LP (the “OP”, “Operating Partnership” or “ODIT OP”). The Company was organized to acquire, own, and operate a portfolio of digital infrastructure assets, including data centers, fiber, towers, and other technology- and connectivity-related real assets, with a primary focus on stabilized, development, and value-add investments on a global basis. The Company is externally managed by Blue Owl Digital Infrastructure Trust Advisors LLC (“Blue Owl Digital Infrastructure Trust Advisors” or “Adviser”), an affiliate of Blue Owl Capital Inc. (together with any entity that is controlled by, controls, or is under common control with Blue Owl Capital Inc., “Blue Owl” or the “Sponsor”). The Company was capitalized through the purchase by an affiliate of the Adviser of 100 common shares for an aggregate purchase price of $1,000 on May 20, 2025 (the “Initial Capitalization”). Because employees of an affiliate of the Sponsor have the ability to cause the Company to repurchase the shares issued for this investment, the Company has classified these common shares as redeemable common shares on the Company’s balance sheet.
As of September 30, 2025, the Company had not commenced operations, and had neither purchased nor contracted to purchase any investments. Further, as of September 30, 2025, the Adviser had not identified any real estate or real estate-related securities in which it was probable that the Company would invest.
2.    Capitalization
As of September 30, 2025, the Company was authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“common shares”). The Company intends to undertake a continuous private offering, pursuant to which it will offer and sell its common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, to certain accredited investors, including common shares classified as Class S shares, common shares classified as Class D shares, common shares classified as Class I shares, and common shares classified as Class E shares. The share classes have different upfront selling commissions and ongoing shareholder servicing fees. The initial per share purchase price for common shares in the Offering will be $10.00 per share. Thereafter, the purchase price per share for each class of common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
3.    Summary of Significant Accounting Policies and Estimates
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Registration Statement on Form 10, filed with the SEC on August 8, 2025, as amended.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts in the future; however, the Company deposits its cash and cash equivalents with high-credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of September 30, 2025 or May 20, 2025.

Income Taxes
The Company is a disregarded entity for federal income taxes and is not subject to federal income tax. Instead, the Company’s members or its indirect members or partners are subject to federal income tax. The Company may be subject to certain state income taxes which management believes to be insignificant. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2025. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses
The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees, and ongoing shareholder servicing fees) through the first anniversary of the initial closing of the Company’s private offering. The Company will reimburse the Adviser for all such advanced expenses ratably over a 60-month period following the first anniversary of the initial closing of the private offering. After the first anniversary of the initial closing of the Company’s private offering, the Company will reimburse the Adviser for any organization and offering expenses associated with the Company’s private offering that the Adviser incurs as and when incurred.
As of September 30, 2025, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $4,980,816. These organization and offering expenses are not recorded in the accompanying balance sheet until the liability is deemed probable, specifically, when the Company commences operations with the initial closing of the private offering. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to shareholders’ equity. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company considers the applicability and impact of all accounting standards and pronouncements issued by the FASB. Accounting standards and pronouncements not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s results of operations, financial position, and cash flows.
4. Equity
As of September 30, 2025, the Company had not issued any common or preferred shares other than the common shares purchased in connection with the Initial Capitalization. See Note 2 - Capitalization. The Company intends to issue multiple share classes in connection with its continuous private offering, which are expected to differ in ongoing servicing fees and investor eligibility criteria.
5. Related Party Transactions
The Company has entered into an advisory agreement with the Adviser. Pursuant to the advisory agreement, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, development, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees.
Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, attributable to the Class S shares, Class D shares, and Class I shares, payable monthly. The management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of the Operating Partnership, or any combination thereof. In addition, certain affiliates of the Adviser (the “Special Limited Partners”) will hold a performance participation interest in the Operating Partnership. The Special Limited Partners are entitled to an allocation from the Operating Partnership equal to 12.5% of total return on the Class S units, Class D units, and Class I units, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The performance participation allocation is measured on a calendar year basis and is paid quarterly in Class E units or cash, at the election of the Special Limited Partners.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative, accounting, development management, construction management, property management, asset management, site selection, leasing, legal, insurance, compliance, and other operational functions. As of September 30, 2025, the Company had not retained any affiliate of the Adviser for any such services.
The Company has entered into a Dealer Manager Agreement with Blue Owl Securities LLC (the “Dealer Manager”) pursuant to which the Dealer Manager will serve as the dealer manager for its private offering of Class S, Class D, and Class I shares. In addition, the Company intends to enter into participating broker-dealer agreements with certain broker-dealers. The Company pays the Dealer Manager an ongoing servicing fee (i) with respect to the outstanding Class S shares equal to 0.85% per annum of the aggregate net asset value of the outstanding Class S shares and (ii) with respect to the outstanding Class D shares equal to 0.25% per annum of the aggregate net asset value of the outstanding Class D shares. The Company will not pay an ongoing servicing fee with respect to its outstanding Class I shares or Class E shares.
6. Economic Dependency
The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s common shares, acquisition, development, and financing decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
7.    Commitments and Contingencies
As of September 30, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
8.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after September 30, 2025 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from September 30, 2025 through November 7, 2025, the date on which the financial statements were available to be issued.
Advisory Agreement
On October 3, 2025, the Company, the Operating Partnership, and the Adviser entered into an advisory agreement pursuant to which the Adviser has the authority to source, evaluate, and monitor the Company’s investment opportunities and make decisions related to the acquisition, management, financing, and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies, and limitations, subject to oversight by the Company’s board of trustees.
Administration Agreement
On October 3, 2025, the Company and the Adviser, which will serve as the Company’s administrator (the Adviser, in its capacity as the administrator, the “Administrator”), entered into an administration agreement pursuant to which the Administrator will provide certain office and administrative services to the Company and the Operating Partnership.
Amended and Restated Limited Partnership Agreement
On October 3, 2025, the Operating Partnership entered into an Amended and Restated Limited Partnership Agreement, by and among the Company, as general partner and as limited partner, each of BODI Trust Carry LP, a Delaware limited partnership, and Blue Owl Digital Infrastructure Trust Carry LLC, a Delaware limited liability company, and the other limited partners party thereto from time to time.
Dealer Manager Agreement
On October 3, 2025, the Company entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager will serve as the dealer manager for the Company’s continuous private offering.
Amended and Restated Declaration of Trust and Bylaws

Effective on October 3, 2025, the Company executed its Amended and Restated Declaration of Trust, which amended and restated the Company’s Declaration of Trust, dated April 7, 2025. In connection, the Company adopted its bylaws.
Share Repurchase Plan and Distribution Reinvestment Plan
On October 3, 2025, the Company adopted a share repurchase plan, pursuant to which shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares, subject to certain limitations as set forth therein. In addition, on October 3, 2025, the Company adopted a distribution reinvestment plan, whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash.
Transaction Agreement for Initial Portfolio
On October 8, 2025, the Company entered into a transaction agreement (the “Transaction Agreement”) with Blue Owl Digital Infrastructure Fund I LP (“BODI I Main Fund”), a Delaware limited partnership, Blue Owl Digital Infrastructure Fund I-A LP (“BODI I-A”), a Delaware limited partnership, Blue Owl Digital Infrastructure Fund I-B LP, a Delaware limited partnership (“BODI I-B” and, together with BODI I Main Fund and BODI I-A, the “BODI I Funds”), Blue Owl Digital Infrastructure I GP LLC, a Delaware limited liability company, ICONIQ DC Splitter 1-A, L.P., a Delaware limited partnership (the “394 Pacific Holdco”), and IPI STACK Domestic REIT Holdings L.P., a Delaware limited partnership (“STACK USA Holdco”).
The Transaction Agreement relates to the acquisition of a portfolio of 11 digital infrastructure real estate assets, as further described in the Transaction Agreement (the “Subject Assets”), by the Company from the BODI I Funds (the “Transaction”). The BODI I Funds indirectly hold the Subject Assets through STACK USA Holdco and 394 Pacific Holdco. Under the Terms of the Transaction Agreement, the BODI I Funds intend to sell their indirect interests in each of STACK Infrastructure USA, LLC and 394 Pacific DC Portland Domestic REIT, LLC to the Company for a purchase price equal to $3.29 billion, subject to customary adjustments, including a reduction for existing indebtedness and other prorations, resulting in a net purchase price of approximately $1.40 billion (the “Purchase Price”).
At or prior to the closing of the Transaction, each of STACK USA Holdco and 394 Pacific Holdco has agreed to distribute in kind the Subject Assets attributable to certain limited partners of the BODI I Funds (the “Rolling Fund I LPs”), in accordance with such limited partners’ election, to the applicable BODI I Funds, and such BODI I Funds have agreed to further distribute in kind such Subject Assets attributable to the Rolling Fund I LPs to the applicable Rolling Fund I LPs. Further, each Rolling Fund I LP has agreed to contribute, directly or indirectly, its respective Contributed Assets (as defined in the Transaction Agreement) to the Company or Operating Partnership, as applicable. The ratable value of the Contributed Assets attributable to the Rolling Fund I LPs will be paid to the Rolling Fund I LPs in the form of shares of the Company or units of the Operating Partnership (as elected by each Rolling Fund I LP). The ratable portion of the Purchase Price not attributable to the Rolling Fund I LPs will be paid by the Company in cash to the BODI I Funds.
The Transaction is expected to close in December 2025 and is subject to certain conditions to closing, including, but not limited to all parties’ satisfaction of various closing conditions contained in the Transaction Agreement and the delivery of the required documents at closing. There is no assurance that the Company will close the Transaction on the terms described above or at all.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blue Owl Digital Infrastructure Trust,” “Company,” “we,” “us,” or “our” refer to Blue Owl Digital Infrastructure Trust and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A — “Risk Factors” in our Registration Statement on Form 10 filed with the SEC on August 8, 2025, as amended, as such factors may be updated from time to time in our periodic filings with the SEC , which are accessible on the SEC’s website at www.sec.gov.
Overview
Blue Owl Digital Infrastructure Trust is a Maryland statutory trust formed on April 7, 2025 (“Inception”). We currently expect to commence operations in late 2025. We are externally managed by the Adviser, Blue Owl Digital Infrastructure Trust Advisors LLC. Blue Owl Capital Inc., the parent company of the Adviser, is a New York Stock Exchange listed corporation (NYSE: OWL). A part of Blue Owl’s Real Assets platform, Blue Owl Digital Infrastructure is a private digital infrastructure real estate strategy focused on acquiring digital infrastructure assets leased to primarily investment-grade and creditworthy customers.
Our investment objective is primarily to provide total return through a combination of current income and capital appreciation, primarily through investing in stabilized, development, and value-add investments. Our investment strategy is to acquire, own, and manage a diversified portfolio of digital infrastructure assets leased to primarily investment-grade and creditworthy customers that offer the opportunity to generate attractive risk-adjusted returns. We expect to focus primarily on the ownership, acquisition, financing, development, and operation of digital infrastructure assets, including data centers, fiber, cell towers and other technology- and connectivity-related assets across key U.S. and global markets. We also may to a lesser extent invest in digital infrastructure or real estate debt investments, non-real estate investments that are related to our digital infrastructure investments, equity securities, marketable securities, warrants, and cash, cash equivalents and other short-term investments to provide a source of liquidity for our share repurchase plan, cash management, and other purposes.
The Company is the sole general partner of ODIT OP, and we intend to own substantially all of our assets through ODIT OP. We are externally managed by our Adviser. We are capitalized through the purchase by an affiliate of the Adviser of 100 common shares for an aggregate purchase price of $1,000 on May 20, 2025 (the “Initial Capitalization”).
Our board of trustees (the “Board of Trustees”) will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board of Trustees.
We will be conducting a continuous private offering of our common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). to investors that are (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of common shares sold outside the United States, persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).
The Company is a non-listed, perpetual life investment vehicle. We intend to elect and qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Form 10-Q.

Emerging Growth Company Status
We are and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the 1933 Act, (ii) in which we have total annual gross revenue of at least $1,235,000, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700,000 as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1,000,000 in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Recent Developments
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and to a lesser extent, elsewhere in the world.
During the three months ended September 30, 2025, the U.S. government’s imposition of tariffs and the counter-tariffs imposed by other countries, in conjunction with global economic and geopolitical uncertainty including the ongoing conflicts in Eastern Europe, the Middle East, and the North Africa region, continued to weigh on industry deal activity. In addition, any continued fluctuation in the value of the U.S. dollar against other currencies may affect our non-U.S. real-estate and real estate-related investments. It remains difficult to predict the full impact of recent events and any future changes in interest rates, currency exchange rates or inflation.
Industry valuations and transaction volumes remain under pressure due to a combination of the announcement of tariffs, increased vacancy rates, and uncertainty around future capital availability. In contrast, the Adviser’s real assets business continued to deploy significant capital.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and we are assessing the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy, and our Condensed Consolidated financial statements. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business and Operations” in our Registration Statement on Form 10 filed with the SEC on August 8, 2025, as amended.
Q3 2025 Highlights (Results of Operations)
Results of Operations
Revenues
As of September 30, 2025, we have not engaged in principal operations or generated any revenues for the three months ended September 30, 2025 and the period from Inception through September 30, 2025. Our activity from Inception through September 30, 2025 is limited to our Initial Capitalization and preparation for our proposed fundraising through our private offering.
Expenses
Management fee
The Company will pay a management fee pursuant to the Advisory Agreement. For the three months ended September 30, 2025 and the period from Inception through September 30, 2025, the Company did not incur a management fee expense as operations have not commenced.

Performance participation allocation
The Special Limited Partners (or an affiliate thereof) are also entitled to receive a performance participation allocation. For the three months ended September 30, 2025 and the period from Inception through September 30, 2025, the Company did not incur a performance participation allocation expense as operations have not commenced.
Ongoing Shareholder Servicing Fee
For the three months ended September 30, 2025 and the period from Inception through September 30, 2025, the Company did not incur shareholder servicing fees as we have not commenced the sale of our shares.
Organizational and Offering Expenses
For the three months ended September 30, 2025 and the period from Inception through September 30, 2025, the Company did not record organizational and offering expenses as we have not commenced the sale of our shares.
Other Affiliate Fees
We may also incur fees in the future for services provided by affiliates of the Adviser, including administrative, property management, leasing, or other operational support. For the three months ended September 30, 2025, we have not retained any affiliates for such services.

Net Asset Value and NAV Per Share Calculation
Each class has an undivided interest in our assets and liabilities, other than class-specific, ongoing servicing fees. In accordance with the valuation guidelines, our NAV per share for each class is determined as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) each of our properties, (2) our real estate debt and other securities for which third-party market quotes are available, (3) our other real estate debt and other securities, and (4) our other assets and liabilities. The NAV for each class of shares will be based on the net asset values of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partners and the deduction of any ongoing servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, any class-specific adjustments are incorporated into our NAV, including additional issuances and repurchases of our shares and accruals of class-specific ongoing servicing fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Liquidity and Capital Resources
As of September 30, 2025, we are in our organizational period and have not yet commenced principal operations or generated any revenues. Our activity from Inception through September 30, 2025 is limited to our Initial Capitalization. We expect that principal operations will commence when we issue common shares to third parties in the initial closing of our private offering.
We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future, and (iv) any future offerings of our equity or debt securities.
Our primary use of cash will be for (i) customer-related capital expenditures and general capital improvements, (ii) the cost of operations (including the management fee and performance participation allocation), (iii) debt service on any borrowings, (iv) periodic repurchases, including under our share repurchase plan (as described herein), and (v) cash distributions (if any) to our shareholders to the extent declared by our Board of Trustees, including distributions of our REIT taxable income to maintain our qualification for taxation as a REIT under the Code.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions, which are described in our Registration Statement on Form 10 filed with the SEC on August 8, 2025, as amended.
Recent Accounting Pronouncements
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The primary components of our market risk are related to interest rates, tenant creditworthiness, real estate market values and liquidity. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake. As of September 30, 2025, we have not commenced operations and held no market-sensitive instruments.
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report, identified in connection with the evaluation described above that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1    LEGAL PROCEEDINGS
From time to time, we, the Adviser, or Blue Owl may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of September 30, 2025, neither we, the Adviser, nor Blue Owl were subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us, the Adviser or Blue Owl.
ITEM 1A.     RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed in Item 1A. “Risk Factors” in our Registration Statement on Form 10 filed with the SEC on August 8, 2025, as amended. There have been no material changes to the risk factors disclosed in our Registration Statement on Form 10 filed with the SEC on August 8, 2025, as amended.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Shares issued in connection with the Initial Capitalization on May 20, 2025 were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
We intend to engage in a continuous, unlimited private offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D, or Regulation S thereunder and applicable state securities laws.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended September 30, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act).
ITEM 6.     EXHIBITS
(b)Exhibits

3.1	Certificate of Trust of the Company, dated April 7, 2025 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on August 8, 2025 and incorporated herein by reference)
3.2	Amended and Restated Declaration of Trust of the Company (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
3.3	Bylaws of the Company (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
4.1	Share Repurchase Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference.
4.2	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
10.1	Advisory Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
10.2	Administration Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
10.3
Amended and Restated Limited Partnership Agreement of the Operating Partnership (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)

10.4*	Amended and Restated Dealer Manager Agreement dated November 7, 2025, between Blue Owl Digital Infrastructure Trust, Blue Owl Digital Infrastructure Trust Advisor LLC and Blue Owl Securities LLC
10.5	Transaction Agreement (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Digital Infrastructure Trust

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 7, 2025