Form 10-K
period 2025-12-31
Blue Owl Digital Infrastructure Trust
filed 2026-03-11
CIK 2069692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission File Number 000-56758
________________________________________
Blue Owl Digital Infrastructure Trust
(Exact name of registrant as specified in its charter)
________________________________________

Maryland	33-5055663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N Riverside Plaza, 37th Floor	60606
Chicago, IL	(Zip Code)
(Address of principal executive offices)
(888) 215-2015
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Shares
Class S Common Shares
Class D Common Shares
Class I Common Shares
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant: There is currently no established market for the Registrant’s common shares of beneficial interest.
As of March 10, 2026, the issuer had the following common shares of beneficial interest outstanding: 63,713,694 Class S Shares, 2,475,190 Class D Shares, 36,954,775 Class I Shares and 70,181,825 Class E Shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:
•our future operating results;
•our business prospects and the prospects of the assets in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•our ability to source adequate investment opportunities to efficiently deploy capital;
•our current and expected financing arrangements and investments;
•the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, geopolitical uncertainty (including the imposition of tariffs and counter-tariffs), and changes in government rules, regulations and fiscal policies;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our investments;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with the Adviser (as defined below) or any of its affiliates;
•the dependence of our future success on the general economy and its effect on the assets in which we may invest;
•our use of financial leverage;
•the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
•the tax status of the assets in which we may invest.
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I. Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:
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
•since there is no public trading market for our common shares of beneficial interest, par value $0.01 per share (“common shares” or “shares”), repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan (as defined below) provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our Board of Trustees (the “Board” or “Board of Trustees”) may make exceptions to, modify and suspend our Share Repurchase Plan if, in its judgment, it deems such action to be in our best interest. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, except as otherwise required by federal securities laws we assume no duty and do not undertake to update the forward-looking statements.
Forward-looking and other statements regarding environmental and other sustainability efforts and aspirations are not an indication that these statements are material to investors or require disclosure in our filing with the SEC. In addition, historical, current, and forward-looking environmental and other sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future, including future rule-making.

Summary of Risk Factors
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Part I. Item 1A. Risk Factors”.
Risks Related to our Business and Operations
•We are subject to risks related to the ownership of digital infrastructure and related commercial real estate that could affect the performance and value of our properties.
•You will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
•If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.
•Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
•Recent concerns about the real estate market, changes in interest rates, elevated inflation, increased energy costs and geopolitical issues (including trade and other conflicts) have contributed to increased market volatility and may negatively impact us and our customers.
•Our performance depends on the collection of rent from our customers, those customers’ financial conditions, and the ability of those customers to maintain their leases.
•Compliance or failure to comply with regulatory requirements could result in substantial costs.
•We may be subject to litigation or threatened litigation, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.
Risks Related to Investments in Digital Infrastructure Assets
•Our digital infrastructure investments are subject to risks from changes in demand, technology and customer preferences and competition in the data center industry.
•We may incur costs in connection with the development, renovation or maintenance of undeveloped or underdeveloped properties.
•We depend on third parties to provide network connectivity to the customers in our digital infrastructure investments and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
•We may not be able to adapt to changing technologies and customer requirements, and our digital infrastructure investments may become obsolete.
•Any failure in the physical infrastructure of or services provided by digital infrastructure assets in which we may invest could lead to significant costs and disruptions that may adversely affect our operating results.
Risks Related to Debt Investments
•Debt Investments (as defined below) are subject to risks including various creditor risks, prepayment risk, interest rate fluctuations and early redemption features that may materially adversely affect our results of operations and financial condition.
•Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

•We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
Risks Related to Our Relationship with Blue Owl, Our Adviser, and the Advisory Agreement
•We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
•The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Blue Owl Accounts(defined below), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser and its affiliates.
•Our fee structure may create incentives for the Adviser to make speculative investments or use substantial leverage.
Risks Related to Our Organization and Structure
•Our shareholders generally have limited voting rights.
•Our declaration of trust, as amended and restated, (the “Declaration of Trust”) contains provisions that may delay, defer or prevent an acquisition of our shares or a change of control and that provide the Adviser with substantial control of us following our private offering.
•Our Board of Trustees may change our major corporate, investment and financing policies without shareholder approval and those changes may materially and adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Status as a REIT and Certain Other Tax Items
•If we (or any of our Subsidiary REITs (as defined below)) do not qualify as a REIT, or fail to remain qualified as a REIT, we (and each such Subsidiary REIT, as applicable) will be subject to U.S. federal income tax as a subchapter C corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.
•Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive investment opportunities.
•Qualifying as a REIT involves highly technical and complex provisions of the Code (as defined below).
•Our Board of Trustees is authorized to revoke our REIT election without shareholder approval, which may harm our shareholders.
Risks Related to our Private Offering and Ownership of Our Shares
•We have limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•There is no public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
•Your ability to have your shares repurchased is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our Board of Trustees may make exceptions to, modify or suspend our Share Repurchase Plan if it deems such action to be in our best interest.
•The amount and source of distributions we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
•Valuations and appraisals of our real estate and Debt Investments are estimates of fair value and may not necessarily correspond to realizable value.

PART I
ITEM  1.    BUSINESS
References herein to “Blue Owl Digital Infrastructure Trust,” “ODIT”, the “Company,” “we,” “us,” or “our” refer to Blue Owl Digital Infrastructure Trust and its subsidiaries unless the context specifically requires otherwise.
General Description of Business and Operations
Blue Owl Digital Infrastructure Trust was formed on April 7, 2025 (“Inception”) as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is the sole general partner of Blue Owl Digital Infrastructure Operating Partnership LP (the “OP”, “Operating Partnership” or “ODIT OP”). The Company is externally managed by Blue Owl Digital Infrastructure Trust Advisors LLC (“Blue Owl Digital Infrastructure Trust Advisors” or “Adviser”), an affiliate of Blue Owl Capital Inc. (together with any entity that is controlled by, controls, or is under common control with Blue Owl Capital Inc., “Blue Owl” or the “Sponsor”). The Company was capitalized through the purchase by an affiliate of the Adviser of 100 common shares for an aggregate purchase price of $1,000 on May 20, 2025 (the “Initial Capitalization”). Because employees of an affiliate of the Sponsor have the ability to cause the Company to repurchase the shares issued for this investment, the Company has classified these common shares as redeemable common shares on the Company’s balance sheet. The Company’s principal business is the acquisition, ownership, financing, and leasing of stabilized, development, and value-add digital infrastructure assets leased to primarily investment-grade and creditworthy customers. The Company’s management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment.
We are structured as a non-listed, perpetual life real estate investment trust. We intend to elect and qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
As of March 10, 2026, we have received net proceeds of $1.7 billion from the sale of our common shares. We have contributed the net proceeds to ODIT OP in exchange for a corresponding number of Class S, Class D, Class I, and Class E units of ODIT OP. ODIT OP has primarily used the net proceeds to make investments in real estate and Debt Investments as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
On December 1, 2025, the Company commenced operations and the offering of its shares through a continuous private placement offering (the “Private Offering”) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D or Regulation S thereunder and applicable state securities laws. The Company is authorized to issue an unlimited number of each of its four classes of common shares, including Class S common shares (the “Class S shares”), Class D common shares (the “Class D shares”), Class I common shares (“Class I shares”) and Class E common shares (“Class E shares”), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, Class S, Class D, and Class I common shares have the same economic and voting rights. Class E common shares have the same voting rights; however, the Company does not pay a management fee or performance participation allocation expense with respect to the Class E shares. For additional information regarding the Private Offering, see “—The Private Offering” below. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
Blue Owl
Blue Owl is a global alternative asset manager with $307.4 billion in assets under management (“AUM”) as of December 31, 2025. Anchored by a strong permanent capital base, the firm’s investment vehicles deploy private capital across Credit, Real Assets, and GP Strategic Capital platforms on behalf of institutional and private wealth clients. Blue Owl’s flexible, consultative approach helps position the firm as a partner of choice for businesses seeking capital solutions to support their sustained growth. The firm’s management team contains seasoned investment professionals with decades of experience building alternative investment businesses. As of December 31, 2025, Blue Owl had approximately 1,365 full-time employees.
Digital Infrastructure is one of three distinct investment strategies that make up the Blue Owl Real Assets platform. With $80.6 billion in AUM as of December 31, 2025, the Blue Owl Real Assets platform combines the Net Lease Private Equity Real Estate strategy, the Digital Infrastructure strategy and the Blue Owl Real Estate Credit (“Real Estate Credit”)

strategy, led by Marc Zahr as Head of Blue Owl Real Assets, Matt A’Hearn as Head of Digital Infrastructure, and Jesse Hom as Chief Investment Officer of Blue Owl Real Assets and Head of Real Estate Credit.
Digital Infrastructure makes investments on a global basis, directly or indirectly, in digital infrastructure assets, which we define as including data center assets, fiber, cell towers and other technology- and connectivity-related real assets, and to a lesser extent, portfolio companies that perform services relating to, or that otherwise engage in, businesses relating to digital infrastructure assets. Digital Infrastructure also makes investments in raw land and digital infrastructure development projects on a global basis, and has $17.1 billion in AUM as of December 31, 2025.
Blue Owl acquired the business of Digital Infrastructure’s predecessor in January of 2025. The predecessor to Digital Infrastructure was founded in 2016 as a strategic capital partner for hyperscale technology companies looking for a solutions provider for their growing data center programs and related digital infrastructure needs. Blue Owl is one of the largest private global digital infrastructure investors, with more than 55 Digital Infrastructure investment team members across three continents as of December 31, 2025. Blue Owl Digital Infrastructure is a top global partner to multiple hyperscale customers, as evidenced by its approximately 9 gigawatts of leased and owned data center capacity and over 90 operational and under-construction facilities worldwide as of December 31, 2025.
Our Adviser
We are externally managed by our Adviser, and pursuant to the advisory agreement between us and the Adviser (the “Advisory Agreement”), our Board of Trustees has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing, and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board of Trustees. We believe that the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement. Our Board of Trustees at all times has oversight responsibility for governance, financial controls, compliance and disclosure with respect to the Company and our Operating Partnership.
The Adviser also serves as our administrator. Pursuant to the Administration Agreement, between us and the Adviser (the “Administration Agreement”), the Adviser will perform or oversee the performance of required administrative services, which will include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC (as applicable), and managing the payment of expenses and the performance of administrative and professional services rendered by others. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information on the Advisory Agreement and Administration Agreement.
The descriptions above of the Advisory Agreement and Administration Agreement are only summaries and are not necessarily complete. The descriptions are qualified in their entirety by reference to the Advisory Agreement and Administrative Agreement filed as exhibits to this Annual Report on Form 10-K.
Investment Objective
Our investment objective is primarily to provide total return through a combination of current income and capital appreciation, primarily through investing in stabilized, development, and value-add investments. Our digital infrastructure investments generate income from contractual rents and revenue streams paid by primarily investment-grade and creditworthy customers.
Investment Strategies
Our investment strategy is to acquire, own, and manage a diversified portfolio of digital infrastructure assets leased to primarily investment-grade and creditworthy customers that offer the opportunity to generate attractive risk-adjusted returns. We target high-quality customers characterized by strong business and economic trends, whose businesses offer stable, high-demand technology and communication services (such as cloud computing and artificial intelligence) supported by digital infrastructure, and which we believe are generally resistant to economic downside risks.
We seek to acquire and develop digital infrastructure assets on a global basis, including data center assets, fiber, cell towers, and other technology- and connectivity-related assets. Our investments will be subject to the limitations imposed by reason of our intention to qualify as a REIT and maintain our exclusion from being required to register under the Investment Company Act. We also may, to a lesser extent, invest in digital infrastructure or real estate debt investments (collectively, “Debt Investments”), non-real estate investments that are related to our digital infrastructure investments, derivative instruments, equity securities (including non-marketable equity securities), marketable securities, warrants, and cash, cash equivalents and other short-term investments to provide a source of liquidity for our share repurchase plan, cash management, and other purposes.
Our Debt Investments will focus on global non-distressed public and private real estate debt, including asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), digital infrastructure- or real estate-related corporate credit, mortgages, loans, mezzanine, and other forms of debt (including interests in collateralized debt obligation and collateralized loan obligation vehicles), and equity interests in public and private entities that invest in real estate debt as one of their core businesses. Our investments in Debt Investments may include investments issued or backed by real estate in countries outside of the United States. We may hold loans for a period of time following origination or acquisition in order to, among other things, establish performance history, aggregate loans into pools, optimize transaction timing, and manage underlying credit risk, and we may sell such loans or pools of loans to unaffiliated third parties as part of our ongoing portfolio management. We do not expect to acquire Debt Investments with an intent to sell in the ordinary course of our business, and we do not engage in the business of trading or dealing loans.
Our non-real estate-related investments may include investments in service providers to or operators of digital infrastructure assets, loans to or equity investments in customers or developers in relation to digital infrastructure investments, and investments in infrastructure in support of data centers and other digital infrastructure, such as power and utility infrastructure and other similar investment structures. We may also enter into derivatives transactions, including but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, synthetic risk transfers, interest rate swaps, total return swaps, credit default swaps, and other swap agreements for investment, hedging or leverage purposes.
Our targeted strategy means that we may be concentrated in a single investment or group of related investments. We believe the Adviser’s strong origination capabilities, conservative underwriting criteria, and strong existing customer relationships will allow us to purchase properties in the future at attractive terms and pricing, providing significant long-term opportunities for growth and scale, along with opportunities for attractive risk-adjusted returns.
Investments in Digital Infrastructure Assets
We intend to build our portfolio by investing on a global basis, directly or indirectly, in digital infrastructure assets, which we define as including data center assets, fiber, cell towers, and other technology- and connectivity-related real assets. We expect our digital infrastructure assets to include stabilized assets as well as value-add and development projects (including raw land). In the long term, a significant majority of the digital infrastructure assets in our aggregate portfolio are expected to have a customer lease at the time of acquisition. We also may, to a lesser extent, invest in Debt Investments, non-real estate investments that are related to our digital infrastructure investments, equity securities, marketable securities, warrants, cash, cash equivalents, and other short-term investments to provide a source of liquidity for our share repurchase plan, cash management, and other purposes.
Our digital infrastructure investments will span the digital infrastructure ecosystem and leverage our expertise investing in the data center space into adjacent verticals, which may include other technology and connectivity-related real assets (including fiber, towers, and other connectivity-related infrastructure), raw land, and data center development projects. We expect data centers to represent the majority of the Company’s investments initially, given the strong macroeconomic tailwinds, and we expect to expand to other digital infrastructure assets during the life of the Company.
As described below, each aspect of our strategy has been carefully developed to focus on providing total return through a combination of predictable cash income and capital appreciation, while mitigating risk in our portfolio through conservative underwriting and ongoing portfolio monitoring.
We currently expect to target assets with the characteristics below, although we may also invest in assets that do not meet some of or all these criteria.
Acquisitions:
•Acquire high-quality assets and businesses in top-tier, rapidly growing and strategic digital infrastructure markets;
•Target stabilized assets with long-term leases and annual rent escalators;
•Generate meaningful cash-on-cash yield; and
•Seek “value-add” potential via lease-up, expansion capital expenditures, and the sale of additional services.
Development:

•Pursue turnkey and powered shell build-to-suit and other anchored data center developments (including through the acquisition of raw land);
•Invest in digital infrastructure development projects outside of the data center sub-sector;
•Pursue new development focused on existing Blue Owl Digital Infrastructure markets and new strategic markets; and
•Seek to source these investments largely through proprietary customer relationships.
Initial Portfolio
On December 1, 2025, the Company completed an acquisition of a portfolio of digital infrastructure real estate assets, which consisted of 11 data center assets across seven major markets in the United States that have a high-quality tenant mix, including predominately investment-grade and hyperscale customers (the “Subject Assets” or “Initial Portfolio”), pursuant to a Transaction Agreement, dated as of October 8, 2025 (the “Transaction Agreement”), as further described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2025 (the “Transaction”). The sellers, the BODI I Funds (as defined in the Transaction Agreement), are managed by an affiliate of the Adviser, and certain affiliates of the Adviser hold an interest in the BODI I Funds.
Pursuant to the terms and conditions of the Transaction Agreement, the BODI I Funds sold their indirect interests in the Subject Assets to the Company for an aggregate purchase price of approximately $3.3 billion, which is the gross enterprise value of the Subject Assets, subject to customary adjustments (and subject to further post-closing adjustments) and net of existing debt assumed, resulting in a net purchase price of approximately $1.5 billion (the “Net Purchase Price”). In connection with the Transaction, which followed a review of strategic alternatives by the general partner of the BODI I Funds (the “General Partner”), the General Partner obtained a fairness opinion regarding the aggregate transaction value for the Subject Assets and the consideration received by the BODI I Funds, and the Company obtained a fairness opinion regarding the aggregate transaction value on which the consideration paid by the Company was based. Subsequently, the advisory committee of the BODI I Funds and the Board of Trustees approved the Transaction. The Net Purchase Price was funded using proceeds from the Company’s continuous private offering.
The foregoing description of the Transaction Agreement and the Transaction does not purport to be complete and is qualified in its entirety by reference to the Transaction Agreement filed as an exhibit to this Annual Report on Form 10-K.

The following chart describes the diversification of our wholly owned portfolio by geographical region(1) based on fair value and customer credit ratings(2) based on NTM rent as of December 31, 2025:

(1)     Region weighting is measured as the gross asset value of our consolidated real estate investments against the total asset value of all consolidated real estate investments.
(2)    Customer credit rating weighting is based on the next twelve months (“NTM”) base rent of our customers against the total NTM rental income of all our customers.

As of December 31, 2025, we owned a diversified portfolio of 11 properties consisting of income producing assets.
Joint Ventures
We also expect to acquire assets in joint ventures with affiliates, including joint ventures with affiliates such as investment funds, REITs, vehicles, accounts (including separate accounts), products and other similar arrangements sponsored, advised, or managed by Blue Owl or its affiliates (including the Adviser), whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Blue Owl or its affiliates, side-by-side or additional general partner investments with respect thereto (“Other Blue Owl Accounts”), which allows the Company and its affiliates to collectively acquire 100% ownership of a digital infrastructure asset. We will often acquire 100% interests in digital infrastructure assets. In addition, we intend to enter into joint ventures with third parties to acquire, and to a lesser extent, develop, improve or dispose of properties. In certain cases, we may not control the management of joint ventures in which we invest, but we may have the right to approve major decisions of the joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Blue Owl Accounts.
In general, we will elect to enter into a joint venture investment with an operating partner who the Adviser believes has the experience necessary to fully exploit a targeted investment opportunity and allows us to acquire attractive investments while executing at speed and scale in new markets. The Adviser generally will seek to structure each joint venture to include a meaningful investment share from the operating partner. In addition, the Adviser will attempt to structure each joint venture in a manner that enables us to control certain material matters, such as new acquisitions, asset management strategies, and the manner and timing of exits. As of December 31, 2025, we did not own any interests in properties through our investments in unconsolidated real estate affiliates.

Derivative Instruments and Hedging Activities
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate debt or for investment or leverage purposes. We record these derivative instruments at fair value on the accompanying consolidated balance sheet. Our principal investments in derivative instruments may include options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, and interest rate caps.
The calculation of the fair value of derivative instruments is complex and different inputs used in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included as interest expense in the accompanying consolidated statement of operations. The valuation of our derivative instruments is based on a proprietary model using the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including foreign currency rates and interest rate curves.
Debt Investments
Our Debt Investments primarily consist of commercial mortgage-backed securities (“CMBS”). We have elected to classify our real estate debt securities as available for sale (“AFS”) and carry such investments at fair value. As such, the resulting unrealized gains and losses of such securities are recorded as a component of Unrealized gain/(loss) on AFS investments in real estate debt on our Consolidated Statement of Comprehensive Income (Loss).
We use the specific identification method to determine the cost basis of a debt security sold and to reclassify amounts from our Consolidated Statement of Comprehensive Income (Loss) for such securities. Realized gains and losses from the sale of investments are included within Other income (expense) in our Consolidated Statement of Operations.
Interest income from our Debt Investments is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis.
Leverage
We use financial leverage to provide additional funds to support our investment activities. Our target leverage ratio after our ramp-up period is expected to be 50-65% for stabilized assets. For assets under construction, leverage may exceed our target leverage ratio prior to stabilization of such assets. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled Debt Investments. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment, or (ii) as other working capital advances will not be included as part of the calculation above. During the initial ramp-up period of our portfolio, our leverage may exceed our target. We may also exceed our target leverage ratio at other times, particularly during a market downturn, in connection with a large acquisition or investments in development projects.
Financing a portion of the purchase price of our assets will allow us to broaden our portfolio by increasing the funds available for investment. Financing a portion, which may be substantial, of the purchase price is not free from risk. Using debt requires us to pay interest and principal, referred to as “debt service,” all of which decrease the amount of cash available for distribution to our shareholders or other purposes. We may also be unable to refinance the debt at maturity on favorable or equivalent terms, if at all, exposing us to the potential risk of loss with respect to assets pledged as collateral for loans. We generally seek to secure fixed-rate, non-amortizing (i.e., interest-only) debt, however certain of our debt may be floating-rate and the effective interest rates on such debt will increase when the relevant interest benchmark (e.g., secured overnight financing rate (“SOFR”)) increases. We may also utilize repurchase agreements and reverse repurchase agreements to finance certain of our securities investments.
In addition, in an effort to have adequate cash available to support our share repurchase plan and to fund investments, we expect to reserve borrowing capacity under a line of credit. We could then elect to borrow against this line of credit in part to repurchase shares presented for repurchase during periods when we do not have sufficient proceeds from operating cash flows or the sale of shares in our continuous private offering to fund all repurchase requests. If we determine to obtain a line of credit, borrowings under the line of credit could be used to fund repurchases, fund investments or for any other corporate purpose.

Taxation of the Company
We intend to elect to be taxed as a REIT beginning with our taxable year ending December 31, 2025, and we intend to operate in such a manner so as to continue to qualify as a REIT for U.S. federal income tax purposes so long as our Board of Trustees determines that REIT qualification remains in our best interest. In general, a REIT is a company that:
•combines the capital of many investors to acquire or provide financing for real estate assets;
•offers the benefits of a real estate portfolio under professional management;
•satisfies the various requirements of the Code, including a requirement to distribute to shareholders at least 90% of its REIT taxable income each year; and
•is generally not subject to U.S. federal corporate income taxes on its REIT taxable income that it currently distributes to its shareholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and shareholder levels) that generally results from investments in a C corporation.
We generally must distribute annually at least 90% of our taxable net income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years.
Furthermore, we have one or more taxable REIT subsidiaries (“TRSs”) that pay federal, state, and local income tax on their net taxable income. See “Part I. Item 1A—“Risk Factors—Risks Related to Our Status as a REIT and Certain Other Tax Items” for additional tax status information.
Organizational Structure
We own, and plan to continue to own, all or substantially all of our assets through the Operating Partnership. We are the sole general partner of ODIT OP. Blue Owl Digital Infrastructure Trust Carry LLC, a controlled subsidiary of Blue Owl, and BODI Trust Carry LP, controlled by senior and other officers of Blue Owl (each, a “Special Limited Partner”), each own a special limited partner interest in ODIT OP. In addition, each of the Adviser and the Special Limited Partners may elect to receive units in the Operating Partnership (“OP Units”) in lieu of cash for their management fee and performance participation interest, respectively. The Adviser and the Special Limited Partners may request that the Operating Partnership repurchase such units and receive cash unless our Board of Trustees determines that any such repurchase for cash would be prohibited by applicable law or our Declaration of Trust, in which case such OP Units will be repurchased for our common shares. The use of the Operating Partnership to hold our assets is referred to as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”). Using an UPREIT structure may give us an advantage in acquiring properties from persons who want to defer recognizing a gain for U.S. federal income tax purposes.

The following chart shows our ownership structure and our relationship with the Adviser, Blue Owl Securities LLC (the “Dealer Manager”), and their respective affiliates as of December 31, 2025.

Blue Owl Capital Inc.
Blue Owl Digital Infrastructure Trust Advisors LLC
Blue Owl Securities LLC
Blue Owl Capital Carry LP
Advisory Agreement
Administration Agreement
Dealer Manager Agreement
Private Offering Investors
Blue Owl Digital Infrastructure Trust (a Maryland statutory trust)
Blue Owl Digital Infrastructure Trust Carry LLC
Special Limited Partner Interest
General Partner Interest
Blue Owl Participants
Special Limited Partner Interest
Blue Owl Digital Infrastructure Operating Partnership LP
BODI Trust Carry LP
Digital Infrastructure Holdings
Other Holdings

Governmental Regulations
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state, and local tax laws and regulations, (iii) state and local laws relating to real property; and (iv) federal, state and local environmental laws, ordinances, and regulations.
Compliance with the federal, state, and local laws described above has not had a material adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our portfolio will require us to incur material expenditures to comply with these laws and regulations.
Competition
We face competition from various entities for investment opportunities, including other REITs, digital infrastructure vehicles, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, Other Blue Owl Accounts, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Blue Owl’s prevailing policies and procedures.
In the face of this competition, we have access to the Adviser’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Sustainability
Our and the Adviser’s sustainability efforts seek to enable positive outcomes for our most critical stakeholders, including our shareholders and the communities in which we operate. Blue Owl and the Adviser believe that their sustainability efforts reflect strong leadership and oversight at the senior management and board levels and their commitment to Blue Owl’s priority areas. Our Board of Trustees receives annual updates on the Adviser’s strategy and initiatives, and receives management presentations on responsible investing and ESG-related matters.
Additionally, to integrate responsible investing practices firmwide, Blue Owl has a Responsible Investing Working Group (the “RI WG”), a cross-functional group across investment platforms, strategies and relevant business units that works with the Adviser to implement our sustainability efforts. The RI WG members are senior representatives of their respective teams and are responsible for coordinating responsible investing-related efforts within their business units, as well as providing insights as it relates to their professional roles. The RI WG is chaired by Blue Owl’s Chief Operating Officer and the Responsible Investing & ESG team.
Investing Responsibly
We and the Adviser recognize the importance of business-relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG and responsible investing policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages, including the Company.
Blue Owl and the Adviser believe that incorporating business-relevant ESG factors into their corporate and investment activities has the potential to meaningfully contribute to the value of their investments, including the Company. The Adviser strives to continuously strengthen its ability to mitigate, manage and monitor relevant ESG risks and opportunities within its investment portfolio. When considering potential investments on behalf of the products that it manages, including the Company, the Adviser seeks to address the relevant ESG considerations, risks and potential rewards related to its prospective investments. Further, Blue Owl has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
The Adviser believes it is important to consider the multiple ways that climate risk may affect us and our investments. The Adviser has designed an approach that seeks to identify, assess and prioritize potential climate-related risks across its business operations and investment activity. The Adviser has considered recommendations from the Task Force on Climate-Related Financial Disclosures in the design and implementation of our climate risk management program, including topics related to governance, strategy, risk management and metrics.
Belonging
Blue Owl seeks to foster a culture that fuels its ability to deliver results through private markets, attract and retain top talent and build strong partnerships. Blue Owl’s values – mutual respect, excellence, constructive dialogue and one team—form the foundation of a culture where its employees are empowered to reach their full potential.
The following initiatives help cultivate connection, opportunity and impact for Blue Owl employees and the many stakeholders Blue Owl serves:
•The Employee Resource Groups are open to all employees and aim to create an environment of belonging for all. These groups are employee-initiated and employee-led.
•The Blue Owl Celebrates series honors various heritage and affinity months throughout the year by highlighting dynamic guest speakers, small businesses and resources for learning and action.
•Blue Owl partners with industry organizations to offer its employees access to resources, memberships, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates.
•Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl is committed to building a robust citizenship program that is integrated, community-centered and employee-enriched, including:

•Blue Owl Leads Together, its global employee volunteerism and giving program, that empowers its employees to engage with one another and with the communities in which we live and work; and
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission--unlocking by powering access to college, to careers and to capital--through strategic non-profit partnerships.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. For shareholders that participate in our distribution reinvestment plan, the cash distributions attributable to the class of shares that such shareholders own will be automatically invested in additional shares of the same class. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the most recently available NAV per share for the applicable class at the time the distribution is payable. Shareholders will not pay any upfront selling commission, dealer manager fees, or other similar placement fees (together, the “Upfront Sales Load”) when purchasing shares under our distribution reinvestment plan; however, all outstanding Class S and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees. Participants may terminate their participation in the distribution reinvestment plan with ten business days prior written notice to us. For purposes of this Annual Report on Form 10-K, “Business Day” means any day except Saturday, Sunday, or any day commercial banks are closed in New York pursuant to federal or state law.
Share Repurchase Plan
The Company has adopted a share repurchase plan (the “Share Repurchase Plan”), which will commence after the first full fiscal quarter following the initial closing of the Private Offering. Pursuant to the Share Repurchase Plan, shareholders may request on a quarterly basis that we repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular calendar quarter, we will only repurchase shares as of the close of the fourth business day of the last month of the applicable calendar quarter (each such date, a “Repurchase Date”). The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that shares that have not been outstanding for at least two years will be repurchased at 98% of the repurchase price (an “Early Repurchase Deduction”). However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in the discretion of our Board of Trustees. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each quarter. Shareholders who have received common shares in exchange for their OP Units may include the period of time such shareholder held such OP Units for purposes of calculating the holding period for such common shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death or qualified disability of the holder. Further, we may waive the Early Repurchase Deduction for Class E shares in our discretion. In addition, we may sell shares to (i) certain vehicles that as an investment strategy make secondary investments in the Company (i.e., “fund of fund” vehicles) and (ii) feeder vehicles primarily created to hold our shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such “fund of fund” and feeder vehicles and similar arrangements in certain markets, the Company in its discretion may not apply the Early Repurchase Deduction to the certain “fund of fund” or feeder vehicles or their respective underlying investors, often because of administrative or systems limitations. Further, the Company will not apply the Early Repurchase Deduction on repurchases of the Company’s common shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company.
To have shares repurchased, a shareholder’s repurchase request and required documentation must be received in good order by 11:59 p.m. (Eastern time) on the third business day of the last month of the applicable calendar quarter. The repurchase price for the applicable quarter will be made available by the tenth business day prior to the third business day of the last month of such quarter. Settlements of share repurchases will be made within three business days of the Repurchase Date. A shareholder may withdraw his or her repurchase request by notifying the transfer agent before 11:59 p.m. (Eastern time) on the third business day of the last month of the applicable calendar quarter.
The aggregate NAV of total repurchases of Class S, Class D, Class I and Class E shares (including repurchases by certain “fund of fund” vehicles and certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 3% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available).

If we determine to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares submitted for repurchase during such calendar quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the second month of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.
Shares issued to the Adviser and its affiliates in connection with the Initial Capitalization or in payment of the management fee or issued to a Special Limited Partner in connection with the performance participation interest will not be subject to the limitations of our share repurchase plan or the Early Repurchase Deduction.
Our approach to portfolio construction is to maintain a portfolio consisting predominantly of stabilized, development, and value-add digital infrastructure real estate investments and, to a lesser extent, Debt Investments, non-real estate investments that are related to our real estate investments, derivative instruments, equity securities, marketable securities, warrants, cash, cash equivalents and other short-term investments. Real estate investments cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. The Debt Investment portfolio was designed as a feature of our investment program to provide current income and contribute to our overall net returns and, alongside any credit facilities and operating cash flow, as an additional source of liquidity for our share repurchase plan, cash management and other purposes. We may fund repurchase requests from sources other than cash flow from operations, including the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our Board of Trustees may make exceptions to, modify or suspend our share repurchase plan if it deems in its reasonable judgment such action to be in our best interest and the best interest of our shareholders.
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Declaration of Trust. See “Part I. Item 1. Business—Our Adviser.”
The Private Offering
Subscriptions to purchase our common shares may be made on an ongoing basis, but investors may only purchase our shares pursuant to accepted subscription orders as of the first business day of each month, and to be accepted, a subscription request must be received in good order at least five business days prior to the first business day of the month (unless waived by the Dealer Manager or otherwise agreed to between the Dealer Manager and the applicable participating broker-dealer). A subscription order may be canceled at any time before the time it has been accepted.
The purchase price per share of each class will be equal to our NAV per share for such class as of the last calendar day of the immediately preceding month, plus applicable transaction or other fees, including upfront placement fees or brokerage commissions. For example, if a prospective investor wishes to subscribe for shares in April, the subscription request must be received in good order at least five business days before the first business day in May. The purchase price per share will equal the NAV per share of the applicable class as of the last calendar day of April, plus applicable transaction or other fees. If accepted, the subscription will be effective on the first business day of May (based on the April 30th NAV).
Our NAV may vary significantly from one month to the next. In contrast to securities traded on an exchange or over-the-counter, where the price often fluctuates as a result of, among other things, the supply and demand of securities in the trading market, our NAV will be calculated once monthly using our valuation methodology, and the price at which we sell new shares and repurchase outstanding shares will not change depending on the level of demand by investors or the volume of requests for repurchases. See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —NAV and NAV Per Share Calculation” for more information about the calculation of NAV per share.
On each business day, our transfer agent will collect purchase orders. Notwithstanding the submission of an initial purchase order, we can reject purchase orders for any reason. Investors may only purchase our shares pursuant to accepted subscription orders as of the first business day of each month (based on the purchase price), and to be accepted, a subscription request must be made with a completed and executed subscription agreement in good order and payment of the full purchase price of our shares being subscribed at least five business days prior to the first business day of the month. If a purchase order is received less than five business days prior to the first business day of the month, unless waived by the Dealer Manager, the purchase order will be executed in the next month’s closing at the purchase price applicable to that month. As a result of this process, the price per share at which a subscriber’s order is executed may be different than the price per share for the month in which they submitted their purchase order.
On or around the 15th calendar day after the last calendar day of each month, we will determine our NAV per share for each share class as of the last calendar day of the prior month. Because subscriptions must be submitted at least five business days prior to the first business day of each month, prospective investors will not know the NAV per share at which they will be subscribing at the time they subscribe. Instead, the NAV applicable to a purchase of shares will be available on or around the 15th calendar day after the last calendar day of each month. At that time, the number of shares based on that NAV and each investor’s purchase will be determined and shares will be credited to the investor’s account as of the effective date of the subscription (e.g., an investor admitted as of the first business day of May of a given calendar year, whose subscription is based on the Company’s NAV as of April 30th of such year, will learn of such NAV and the corresponding number of shares represented by their subscription on or around May 15th of that year). However, in certain circumstances, the purchase price will not be made available until a later time. We will provide notice of the purchase price directly to the financial intermediaries that participate in our private offering, and such financial intermediaries will in turn communicate such purchase price to applicable investors in accordance with the financial intermediaries’ policies and procedures.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Blue Owl, including the Adviser and its affiliates. See “Part I. Item 1A — Risk Factors — Risks Related to Our Relationship with Blue Owl, Our Adviser, and the Advisory Agreement” and “Part III. Item 13—Certain Relationships and Related Transactions, and Director Independence.”
Reporting Obligations
We will file our annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law.
We will make available free of charge on our website (https://www.blueowl.com/repurchase-offers-odit), when available, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, which the Company files electronically with the SEC; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); registration statements on Forms S-11 and S-8, as necessary; and other forms or reports as required. The information posted on our website is not incorporated into this Annual Report on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains such filings. Our website will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us is, and will be, routinely posted and accessible through our website at https://www.blueowl.com/repurchase-offers-odit.
ITEM 1A.    RISK FACTORS
Risk Factors
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current shareholders or potential investors in our common shares, as applicable.
Risks Related to Our Business and Operations
We are subject to risks related to the ownership of digital infrastructure and related commercial real estate assets that could affect the performance and value of our properties.
Factors beyond our control can affect the performance and value of our properties and may cause the performance and value of our properties to decline. Our core business is the ownership of single- or multi-customer digital infrastructure and related commercial real estate assets. Accordingly, our performance is subject to risks incident to the ownership of digital infrastructure and related commercial real estate assets, including:
•inability to collect rents from customers due to financial hardship, including bankruptcy or insolvency;
•changes in local real estate conditions in the markets where our digital infrastructure assets are located, including the availability and demand for the digital infrastructure assets we own;
•changes in trends and preferences among consumers and customers that affect the demand for products and services offered by our customers or reduce the attractiveness and marketability of our digital infrastructure assets to customers or cause decreases in market rental rates;
•changes in, or the success of, our customers’ business models;
•adverse changes in the general economic climate or in international, national, regional and local economic conditions (including market volatility as a result of the ongoing conflicts in Eastern Europe and the Middle East, the U.S. military and law-enforcement actions in Venezuela and actual or perceived instability in the U.S. banking system);
•inability to renew leases, lease vacant space, or re-let space upon expiration or termination of existing leases, which could cause us to bear increased direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) and could adversely affect our financial condition, cash flows and results of operations;
•environmental risks, including the presence of hazardous or toxic substances on our properties;
•the subjectivity of asset valuations and decreases in such valuations over time;
•illiquidity of real estate investments, which may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions;
•changes in operating costs and expenses or energy, labor and supply shortages;
•changes in governmental laws and regulations, zoning or other local regulatory restrictions, fiscal policies or other factors pertaining to local government institutions and the related costs of compliance which inhibit interest in the markets in which our properties are located;
•negative changes in interest rates and the availability of financing;
•inflation;
•significant liquidated damages, loss of deposits or other financial or governance penalties if we fail to consummate transactions or fail to fund capital commitments contemplated by any agreements we make;
•successor liability for investments in existing entities (e.g., buying out a distressed partner or acquiring an interest in an entity that owns a real property);
•competition from other real estate companies similar to ours and competition for customers, including competition based on rental rates, age and location of properties and the quality of maintenance, insurance and management services;
•acts of God, including natural disasters and public health crises, which may result in uninsured losses;
•strikes, riots, social or civil unrest, or acts of war or terrorism (including the ongoing conflicts in Eastern Europe and the Middle East and the U.S. military and law-enforcement actions in Venezuela), including consequences of such activities; and
•various creditor risk, interest rate risk, prepayment and extension risks, among others, in connection with our ownership of CMBS and other real estate debt.

We have held our current investments for a limited period of time and there is no assurance that we will be able to successfully achieve our investment objectives.
We have held our current investments, including the investments that comprise our Initial Portfolio, for a limited period of time, and we may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Adviser or its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our common shares may entail more risk that your investment may not generate returns comparable to other real estate investment alternatives with substantial operating histories.
We face risks associated with property acquisitions.
We have acquired and intend to continue to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:
• we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition- related costs;
• we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
• acquired properties may fail to perform as expected;
• acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
• we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
In addition, we expect our digital infrastructure assets to include stabilized assets as well as value-add and development projects (including raw land). In the long term, a significant majority of the digital infrastructure assets in our aggregate portfolio are expected to have a customer lease at the time of acquisition. Value-add and development projects are generally subject to higher risk of loss than investments in stabilized assets and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.
We have limited opportunities to increase rents under our long-term leases with customers, which could impede our growth and materially and adversely affect us.
We typically lease our properties pursuant to long-term net or gross leases with initial terms of 10 years or more that often have renewal options. Substantially all of our leases will provide for periodic rent escalations, but these built-in increases may be less than what we otherwise could achieve in the market.
Long-term net or gross leases have an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs, to the extent not covered under a net lease, could result in us receiving less than fair value from these leases. As a result, income to and distributions from us could be lower than they would otherwise be if we did not engage in long-term leases.
If we are unable to raise substantial additional funds, we will be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.
Our private offering is being made on a “best efforts” basis, meaning that the Dealer Manager and participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our private offering may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio will increase unless and until we raise sufficient proceeds to diversify the portfolio. Further, we have certain fixed operating expenses, regardless of whether we are able to raise substantial funds in our private offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We face risks associated with the deployment of our capital.
In light of the nature of our continuous private offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our shares in our continuous offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
The business of identifying, structuring and completing investment transactions is highly competitive and involves a high degree of uncertainty. If we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. For example, we will continue to pay the Adviser the base management fee based on our NAV, which includes cash, money market accounts and other similar temporary investments. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. If we fail to timely invest the net proceeds of sales of our shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
In addition, the targeted nature of our investment strategy means that significant amounts of our capital may be committed to a single investment or group of related investments. Accordingly, we may be obligated to devote future capital raised in our private offering to such committed investments and unable to pursue other potential investment opportunities at ideal times, if at all. Our Board of Trustees may, from time to time, change our investment strategy, including our related operational policies with respect to investments, indebtedness, capitalization and distributions, at any time without providing advance notice to, or obtaining the consent of, our shareholders, which could result in us making investments that are different from, or that provide a lower yield compared to, the types of investments described in this Annual Report on Form 10-K.
Following initial acquisition of any investment, we are permitted to deploy additional funds into such investment or could have the opportunity to increase our exposure to such investment by investing in additional assets related thereto (whether for opportunistic reasons, to fund the needs of the investment, as an equity cure under applicable debt documents or for other reasons). There can be no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such follow-on investments (including an event of default under applicable debt documents if an equity cure cannot be made). Any decision by us not to make follow-on investments or our inability to make such investments could have a substantial adverse effect on a particular real estate asset in need of such an investment.
If we are unable to successfully integrate new investments and manage our growth, our results of operations and financial condition may suffer.
We may in the future significantly increase the size or change the types of investments in our portfolio. We may be unable to successfully and efficiently integrate newly acquired investments into our existing portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio and/or changes in our investment focus may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could adversely affect our results of operations and financial condition.
Adverse economic conditions, including the resulting effect on corporate spending and investment, could have a material and adverse effect on our business, financial condition, results of operations, and cash flows.
Our business could be significantly affected by global and national economic and market conditions generally and by the local economic conditions where our properties are concentrated. A recession, slowdown, or sustained downturn in the U.S. real estate market and the markets in which our customers operate would have a pronounced impact on us, the value of our assets and our profitability. Reduction in consumer or corporate spending and investment could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our primary business is to lease properties. When individuals and companies purchase and produce fewer goods, our customers have less demand for our properties. We could also be materially and adversely affected by any overall weakening of, or disruptions in, the financial markets. Specific risks related to adverse economic conditions, among others, may include:
•increased re-leasing exposure, which may require customer concessions or reduced rental rates, or the inability to capture increased rental rates upon the expiration of below-market leases;
•increased direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) related to prolonged or unexpected vacancies, a customer’s inability to fulfill its obligations under its lease, or our inability to lease assets on terms where rental rates offset such expenses, which may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources which could lead to decreased efficiency and could adversely affect our results of operations and financial condition;
•increased levels of customer defaults under, or non-renewals of, leases; and
•volatility and uncertainty in equity and credit markets or reduced access to credit that may restrict our ability to access additional financing for our capital needs, including expansion, acquisition activities, refinancing and other purposes, on favorable terms or at all.
The length and severity of any economic slowdown or downturn cannot be predicted. As a result, we may see increases in bankruptcies of our customers and increased defaults by customers, and we may experience higher vacancy rates and delays in re-leasing vacant space. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict (like those between Russia and Ukraine and conflict and escalating tensions in the Middle East and the U.S. military and law-enforcement actions in Venezuela), terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the ongoing conflicts in Eastern Europe and the Middle East, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars, and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares or debt securities to decline. The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we or our customers have a commercial relationship could adversely affect, among other things, our or our customers’ ability to access deposits or borrow from financial institutions on favorable terms. We monitor developments and will seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
In January 2026, the United States undertook military and law-enforcement actions in Venezuela in connection with criminal proceedings against senior Venezuelan officials, including Venezuelan President Nicolás Maduro, and publicly indicated its intent to support a political transition. The resulting geopolitical uncertainty, including the risk of further conflict, civil unrest, sanctions changes, and disruption to regional energy and capital markets, may increase volatility in global financial markets and adversely affect economic conditions relevant to the Company’s investments.
We are subject to additional risks from our non-U.S. investments.
We expect to invest in digital infrastructure assets, including real estate, located outside of the United States and debt issued in, or backed by real estate in, countries outside the United States. Non-U.S. assets involve certain factors not typically associated with investing in assets in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iii) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (iv) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (v) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; and (vi) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments (e.g., currency forwards or swaps), there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.
Adverse economic conditions and other events or occurrences that negatively affect the general economy in the United States or in markets in which our digital infrastructure assets are geographically concentrated may materially and adversely affect our results of operations.
Our operating performance may be impacted by the economic conditions of specific markets in which we have concentrations of digital infrastructure assets. Our revenues from, and the value of, our digital infrastructure assets located in geographic markets may be affected by local or regional digital infrastructure-related conditions (such as an oversupply of or reduced demand for digital infrastructure assets) and the local or regional economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the economic climate in these markets. Because of the number of digital infrastructure assets we have located in certain of our geographic markets, a downturn in their economies or digital infrastructure-related conditions or any decrease in demand for digital infrastructure assets resulting from the regulatory environment, business climate or energy or fiscal problems therein could materially and adversely affect our and our customers’ businesses. For example, as a result of such conditions, we and our customers could experience supply chain or procurement disruptions, or increased supply chain costs, which may lead to delays. We are exposed to general economic conditions, local, regional, national and international economic conditions and other events and occurrences that negatively affect the markets in which we own digital infrastructure assets. A majority of our digital infrastructure assets are expected to be located in the United States, and a downturn in the United States economy, including any negative effects of implemented or threatened tariffs, and resulting trade wars, by the United States presidential administration, or unfavorable political or economic changes in the United States, could materially and adversely affect us disproportionately to our competitors whose portfolios are more geographically diverse.
We are subject to customer and industry concentrations that make us more susceptible to adverse events than if our portfolio were more diversified.
A reduction in the amount, or change in the mix, of infrastructure and network investment by our customers may materially and adversely affect our business. Furthermore, any adverse change in the financial condition of our customers we have significant concentrations of, or any downturn in the digital infrastructure-related industries in which our customers operate, could adversely affect our customers that are involved in such industries, their demand for our digital infrastructure assets, their ability to renew or re-lease our digital infrastructure assets at the same or increased rent, or at all, and their ability to make rental payments on digital infrastructure assets already leased to them.
To the extent that customers and potential customers are adversely affected by macro or microeconomic changes, our digital infrastructure assets may experience decreases in demand, higher default rates on leases or other payments and amounts due, or other adverse results, all of which may have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Customer concentration and clustered lease expirations could exacerbate the effects of non-renewals, consolidations or re‑tenanting risk. A meaningful portion of revenue may be derived from a limited number of customers and markets, and leases may expire within a concentrated time horizon. Non‑renewals, downsizing or consolidations by significant customers, or the need to offer concessions to backfill space on clustered expirations, could result in increased vacancy, higher operating costs and adverse impacts on cash flows and valuations.
Our investments are expected to be concentrated in digital infrastructure assets, where a substantial portion of such investments may derive from a small number of customers. The loss, consolidation or financial instability of any of those limited number of customers may materially decrease revenues or reduce demand for digital infrastructure assets.
The Company has invested in and intends to continue to invest in digital infrastructure assets where a substantial portion of the revenues of such investments may derive from a small number of customers, and the loss, consolidation or financial instability of any of those limited number of customers may materially decrease revenues or reduce demand for digital infrastructure assets. For example, the loss of any one large customer as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by customers, insourcing, or otherwise may result in (a) a material decrease in the investment’s revenues, (b) uncollectible account receivables, (c) an impairment of the investment’s deferred site rental receivables, digital infrastructure assets, or intangible assets or (d) other adverse impacts to the investment. The Adviser cannot guarantee that leases with major customers will not be terminated or that these customers will renew their leases with the digital infrastructure assets. Additionally, certain investments may derive a portion of their revenue and anticipated future growth from new entrants offering or contemplating offering wireless services. Such customers may be smaller or have fewer financial resources than traditional customers in the wireless infrastructure space, have business models that may not be successful, or may require additional capital. Consolidation among the customers of investments may result in duplicate or overlapping parts of networks, for example, where they are co-residents on a tower, which may result in the termination or non-renewal of leases and impact revenues.
A decrease in the demand for digital infrastructure or other technology- and connectivity-related real estate may have a significant adverse effect on the Company, which may be more materially adverse than if such properties had a more diversified customer base or less specialized use.
The Company has invested in and intends to continue to invest in digital infrastructure assets consisting primarily of technology-related real estate, including data center real estate. A decrease in the demand for such digital infrastructure assets or other technology- and connectivity-related real estate may have a significant adverse effect on the Company, which may be more materially adverse than if such properties had a more diversified customer base or less specialized use. It is possible that changes in industry practice or in technology, such as virtualization technology, more efficient or miniaturization of computing or networking devices, or devices that require higher power densities than today’s devices, may reduce demand for the physical data center space and infrastructure or render data center facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors may render the products and services of data center customers obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood of defaults under data center leases, which could have an adverse effect on the Company’s return on its investments. There can be no assurance that the costs of adapting to changes in industry practice or in technology will not have a material adverse effect on the Company’s investments.
We may be unable to lease vacant space, renew leases, or re-lease space on favorable terms as leases expire.
We are subject to the risk that, upon the expiration of leases for space located in our properties, leases may not be renewed by existing customers at the same or increased rents, or at all, the space may not be re- leased to new customers or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge to retain customers when our customers’ leases expire. In addition, prolonged or unexpected vacancies at our properties may require us to bear more direct property-level operating expenses (such as property taxes, costs for repairs and replacements and property management expenses) than anticipated and may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. To the extent we lease our properties pursuant to a net lease, certain of our customers may sub-lease properties to third parties without our consent. If a customer subleases a property to a third party, the original customer remains obligated under the lease. However, if one of our existing customers subleases a property, it could increase the likelihood that a lease will not be renewed at the end of its term or that the original customer may default under its obligations under the lease. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. If rental rates for our properties decrease, our existing customers do not renew their leases or we do not re-let a significant portion of our available space and space for which leases expire, our financial condition, results of operations, and cash flows could be materially and adversely affected.
There are risks associated with construction and renovation.
The Company is permitted to acquire direct or indirect interests in underdeveloped or undeveloped real property (which could be non-income-producing), and properties in which the Company invests may require construction or renovation in order to meet current or future customer needs. To the extent that the Company invests in such assets, it will be subject to the risks normally associated with such assets and construction activities, including the possibility of construction cost overruns and delays due to various factors (including inclement weather, labor or material shortages, the unavailability of construction and permanent financing and timely receipt of zoning and other regulatory approvals), the availability of both construction and permanent financing on favorable terms and market or site deterioration after acquisition. Any unanticipated delays or expenses could have an adverse effect on the operations and financial condition of the Company. Properties under construction or renovation are likely to receive little or no cash flow from the date of acquisition through the date of completion of such work and would likely continue to experience operating deficits after the date of completion. In addition, market conditions could change during the course of construction that make such construction less attractive than at the time it was commenced. These risks are enhanced for build-to-suit properties.
Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our customers’ businesses, any of which could materially adversely affect our results of operations.
The digital infrastructure industry, similar to many other industries, has recently experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control and such disruptions may continue to occur. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time. We may incur costs for a property renovation or maintenance that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. In addition, our customers’ businesses may also be affected by supply chain issues, which could impact their ability to meet their obligations to us under their leases.
The vacancy of one or more of our properties could result in us having to incur significant operating expenses and operating expenses and capital expenditures to re-lease the property.
The loss of a customer, either through lease expiration or customer bankruptcy or insolvency, may require us to bear increased direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) which may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. In addition, we may be required to spend significant amounts of capital before the property is suitable for a new customer and cause us to incur significant costs to source new customers. In many instances, the leases we enter into or assume through acquisition are for properties that are specifically suited to the particular business of our customers. Because these properties have been designed or physically modified for a particular customer, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another customer.
In addition, if we decide to sell the property, we may have difficulty selling it to a party other than the customer due to the special purpose for which the property may have been designed or modified. This potential limitation on our ability to sell a property may limit our ability to quickly modify our portfolio in response to changes in our customers’ business prospects, economic or other conditions, including customer demand.
Digital infrastructure assets occupied by a single customer pursuant to a single lease subject us to risk of customer default.
We depend on significant customers and certain of our digital infrastructure assets are currently single-customer assets. Therefore, the financial failure of, or default in payment by, a customer under its lease is likely to cause a significant or complete reduction in our rental revenue from that asset and possibly a reduction in the value of the asset. We may also experience difficulty or a significant delay in re-leasing or selling such an asset. In addition, prolonged or unexpected vacancies at our digital infrastructure assets or a customer’s inability to fulfill its obligations under its lease may cause us to bear more direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) than anticipated and may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. This risk is magnified in situations where we lease multiple properties to a single customer and the financial failure of the customer’s business affects more than a single asset. A failure or default by such a customer could reduce or eliminate rental revenue from multiple properties and reduce the value of such assets, which could materially and adversely affect us. In certain limited circumstances, we may provide capital to a customer at risk of default or other financial failure, including in the form of a loan or in exchange for warrants or other interests held by the customer (or in the customer itself).
There are risks associated with the termination or expiration of leases and customer defaults.
If a customer of a lease defaults and we are unable to find a replacement customer, we may attempt to hold and operate the relevant property ourselves through a TRS, which would subject income on the property to corporate-level taxation, thereby reducing our funds available for distribution. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in TRSs under applicable rules, we may not be able to hold and operate the property in a TRS, which could result in the property and the related income not satisfying the REIT qualification asset and income tests and could jeopardize our REIT status.
Certain of the Company’s assets are subject to a single customer occupying 100% of such asset. There can be no assurance that the Company will be able to retain customers in any of their respective assets upon the expiration of their leases. Upon the expiration or early termination of such leases, the availability of the entire asset may have an adverse effect on the Company’s ability to achieve the lease terms and rents it might otherwise be able to achieve if the asset were to turn over in smaller portions, spread out over a period of time. If the asset is suited to the particular needs of a former customer, then the Company may have difficulty finding a new customer for the asset or may need to redevelop such asset.
The success of the Company’s investments will materially depend on the financial stability of its customers. A default by a customer on its lease payments would cause the Company to lose the revenue associated with such lease and require the Company to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. A customer default may also trigger provisions under the Company’s leverage facilities that could restrict future borrowing, require the Company to repay indebtedness, or cause the Company to default on its indebtedness. The Adviser could fail to, or be unable to, discover factors that would indicate a heightened level of uncertainty with respect to particular key customers when performing due diligence on prospective investments. An early termination of a lease by a bankrupt customer would result in unanticipated expenses to re-let the premises. Customer defaults thus increase the risk that the Company, and hence investors, could suffer a loss. In addition, prolonged or unexpected vacancies at our properties or a customer’s inability to fulfill its obligations under its lease may cause us to bear more direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) than anticipated and may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. In certain limited circumstances, we may provide capital to a customer at risk of default or other financial failure, including in the form of a loan or in exchange for warrants or other interests held by the customer (or in the customer itself).
If a customer defaults or goes bankrupt, the Company would likely experience delays in enforcing its rights as landlord and could incur substantial costs in protecting its investment and re-letting the asset. In the event of a customer’s bankruptcy or insolvency, the Company could be restricted from evicting such customer solely because of its bankruptcy. However, a bankruptcy court could potentially authorize the customer to terminate its leases with the Company. In such instances, the Company’s claim against the bankrupt customer for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent the Company otherwise would be owed under the lease. Further, any claim the Company has for unpaid past rent could be substantially less than the amount owed. If a lease is terminated, the Company could be unable to lease an asset for the rent previously received or sell the investment without incurring a loss. These events could limit the Company’s ability to make distributions and decrease the value of an investment in the Company.
We may be concentrated with exposure to a limited number of customers. The Company is more likely to experience higher rates of lease default or termination in the event of a downturn in a particular industry or market than it would if the customer base were more diversified. The Company’s revenue from and the value of the investments in the Company’s portfolio could be affected by a number of factors, including a deterioration in the financial condition of a particular customer and the corresponding downgrading of its credit rating. These factors could have a material adverse effect on the Company’s operating results and financial condition. The Company’s ability to sell or lease its investments could be difficult due to economic factors beyond the Company’s control. If, due to credit default or vacancy, the Company is unable to obtain favorable lease terms for its properties, it could be forced to sell investments at a loss due to the repositioning expenses likely to be incurred.
Our performance depends on the collection of rent from our customers, those customers’ financial conditions, and the ability of those customers to maintain their leases.
A substantial portion of our income is derived from rental revenues. As a result, our performance depends on the collection of rent from our customers at the digital infrastructure assets in our portfolio. Our income would be negatively affected if a significant number of our customers at the digital infrastructure assets in our portfolio or any major customers, among other things: (i) fail to make rental payments when due; (ii) renew leases at lower rates; (iii) decline to extend or renew leases upon expiration; (iv) become bankrupt or insolvent; or (v) experience a downturn in their business. Any of these actions could result in the termination of the customer’s lease and our loss of rental revenue. We cannot be certain that any customer whose lease expires will renew or that we will be able to re-lease space on economically advantageous terms. In addition, prolonged or unexpected vacancies at our digital infrastructure assets or a customer’s inability to fulfill its obligations under its lease may cause us to bear more direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) than anticipated and may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. The loss of rental revenue from a number of customers and difficulty replacing such customers or customer bankruptcy or insolvency, particularly in the case of a substantial customer with leases in multiple locations, may materially and adversely affect our profitability and our ability to meet our debt and other financial obligations.

Bankruptcy laws may limit our remedies if a customer becomes bankrupt and rejects the lease and we may be unable to collect balances due on our leases.
In the future, certain customers may experience downturns in their operating results due to adverse changes to their business or economic conditions that lead to filing for bankruptcy or insolvency. If a customer becomes bankrupt or insolvent, that could adversely affect the income we receive from the leases we have with that customer. We may not be able to evict a customer solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the customer to terminate its leases with us. If that happens, our claim against the bankrupt customer for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the leases.
Additionally, any claim we have for unpaid past rent could be substantially less than the amount owed. If the lease for an asset is rejected in bankruptcy, our revenue would be reduced. To the extent a customer vacates specialized space in one of our digital infrastructure assets, re-leasing the vacated space could be more difficult than re-leasing less specialized space. In addition, prolonged or unexpected vacancies at our digital infrastructure assets or a customer’s inability to fulfill its obligations under its lease may cause us to bear more direct property-level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) than anticipated and may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. Furthermore, dealing with a customer bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs, which could materially and adversely affect our ability to execute our business strategies. Any such event could have a material and adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.
We may invest significantly in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.
We may invest significantly in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically (but not always) has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee or performance-based compensation (e.g., promote), which we, as equity holders, will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “—Risks Related to Our Business and Operations.”
We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own shares.
REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market, and the securities market.
REITs are dependent upon specialized management skills, have limited diversification, and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common shares. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains or return of capital. Generally, dividends received by us from REIT shares and distributed to our shareholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.
Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources, and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.
Elevated inflation may materially and adversely affect us and our customers.
Inflation in the United States remained elevated through 2025 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time, or whether substantial inflation will have a significant effect on the United States or other economies. Increased inflation has in the past led, and could, lead to interest rate increases that could have a negative impact on variable rate debt we currently have or that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation, which could cause the value of our properties to decline. Increased costs may have an adverse impact on our customers if increases in their operating expenses exceed increases in revenue, which may adversely affect our customers’ ability to pay rent owed to us, which in turn could materially and adversely affect us. Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities that are critical to the construction or operation of digital infrastructure facilities. The market value of the Company’s investments could potentially decline in value in times of higher inflation rates. Some of the Company’s investments could have income linked to inflation, whether by regulation or contractual arrangement or other means. However, as inflation could affect both income and expenses, any increase in income could potentially not be sufficient to cover increases in expenses.
An elevated interest rate environment could increase refinancing risk and adversely affect investment activity and returns. Higher benchmark rates and tighter credit conditions may make it more difficult or costly to refinance secured or unsecured indebtedness, including property‑level debt, on acceptable terms or at all. Increased debt service, reduced proceeds or adverse terms on refinancing may affect cash flows, acquisition and disposition plans and overall returns, and could require asset sales or other actions that negatively impact our business and financial condition.
Moreover, as inflation increases, the real value of the interests in the Company and distributions therefrom can decline. If the Company is unable to increase the revenue and profits of its investments at times of higher inflation, it could be unable to pay out higher distributions to shareholders to compensate for the relative decrease in the value of money, thereby affecting the expected return of our investors.
Cybersecurity risks and cybersecurity incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.
Our operations are highly dependent on the Adviser’s information systems and technology. There has been an increase in the frequency and sophistication of the cyber and security threats we and the Adviser face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us and the Adviser because we and the Adviser hold confidential and other price sensitive information about existing and potential investments. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties. Additionally, cyberattacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence (“AI”), which are able to identify and target new vulnerabilities in information technology systems. As a result, we and the Adviser may face a heightened risk of a security breach or disruption with respect to confidential information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyberattacks. A cyberattack is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and the Adviser may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of any cyberattack may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information (including personal information), increased cybersecurity protection and insurance costs, litigation or damage to our business relationships and reputation, in each case causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of AI technologies may also intensify our cybersecurity risks.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. We and the Adviser have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyberattack, do not guarantee that a cyberattack will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because cyberattack techniques change frequently or are not recognized until launched and because cyberattacks can originate from a wide variety of sources.
Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and others and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. We may also invest in strategic assets having a national or regional profile, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of shareholder, employee or other personally identifiable proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third-party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. The SEC now requires public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The SEC remains particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the SEC rules, including increased costs for cybersecurity training and management.
Many jurisdictions in which we operate have laws and regulations relating to data protection, privacy, cybersecurity or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”) and the GDPR as it forms part of the laws of England and Wales, Scotland and

Northern Ireland (the “UK GDPR”) could (in the worst case) attract regulatory penalties up to the greater of (i) 20 million Euros in respect of the GDPR / £17.5 million in respect of the UK GDPR (as applicable), and (ii) 4% of group annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, including in the U.S., where such laws focus on privacy as an individual right in general. For example, the State of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or buying or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft, or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. Under the CPRA, which became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.
Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering similar laws and regulations to the CCPA, CPRA and GDPR, which could impose similarly significant costs, potential liabilities and operational and legal obligations. Further, we are subject to regulations related to privacy, data protection and information security in the jurisdictions in which we do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third-party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors.
Finally, there continues to be significant evolution and developments in the use of AI technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. We may incorporate, directly or through third-party vendors, the use of AI into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. As with many disruptive innovations, AI presents risks and challenges that could affect its accuracy and adoption and therefore our business. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business. For example, the EU Artificial Intelligence Act, enacted on 14 March 2024, will incrementally come into force over the next two years. It has extra-territorial application and imposes significant penalties up to the greater of: (i) €35 million; and (ii) 7% of an entire group’s total annual worldwide turnover.
Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions.
Our business and operations could be adversely affected by developments in AI technologies.
Evolution and developments in the field of AI technologies could also disrupt and create risks for us or the industries in which we operate. Notwithstanding any preventative policies that aim to restrict or govern the use of AI technologies, it is possible that they may be used in contravention of such policies or otherwise misused, and the data or outputs of AI technologies could be inaccurate or otherwise flawed or inadequate. It is also possible that use of AI technologies could result in the input of confidential information, and such information subsequently being exposed to other parties, and may be more susceptible to and increase the likelihood of cybersecurity incidents and threats. Such occurrences and events may affect use and reliance on AI technologies, including by organizations connected to us and investments by us and our affiliates, and adversely affect us. Moreover, the use of AI technologies could be affected by claims of infringement, misappropriation, or other violations of intellectual property. These may include claims based on the use of datasets by, or outputs generated from AI technologies, or claims made by providers of AI technologies against providers of other AI technologies. AI technologies may also be competitive with certain of our business activities, or increase the obsolescence of certain products or services. This may include AI technologies competing with, or contributing to the obsolescence of, other AI technologies. Any such developments could impede business activities, strategies, or industries that relied on products or services that AI technologies have caused to be noncompetitive or obsolete, including those of organizations connected to us and investments by us and our affiliates.
AI technologies and their current and potential future applications, as well as the legal and regulatory frameworks in which they operate, continue to develop, and it is not possible to predict the full extent of current or future risks related thereto or the impact or risk of such evolving technology on our business at this time.
Our use of AI technologies could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal and regulatory risks in ways that we cannot predict.
Recent technological advances in AI technologies, as well as the rapid growth and widespread use thereof, present risks to our business. AI technologies may result in significant and disruptive changes in properties, sectors or industries, including those in which we invest, and the continued development and adoption of AI technologies could increase the risk of defaults and material declines in business performance across various industries and at specific companies within an industry, even while other companies in such industry benefit from the development and adoption of AI technologies. Any such changes could also render our underwriting models obsolete or create new and unpredictable operational, legal and/or regulatory risks. To the extent our competitors or the competitors of our customers make more efficient or extensive use of AI technologies, there is a possibility that such competitors will gain a competitive advantage. Many jurisdictions have passed or are considering laws and regulations concerning AI technologies, which could adversely affect our business and investments. Additionally, we and our investments could be further exposed to the risks of AI technologies if third-party service providers or any counterparties, whether or not known to us, use AI technologies in their business activities. We will not be able to control the use of AI technologies in third-party products or services, including those provided by the Adviser and its affiliates’ service providers. Additionally, the Adviser and its personnel expect to use AI technologies in connection with the Adviser’s business activities, including to support its due diligence and investment activities. AI technologies are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to review all data upon which AI technologies are trained, or which are otherwise utilized. AI technologies are also highly reliant on the accuracy, adequacy, completeness and objectivity of their underlying data, and any inaccuracies, deficiencies, errors or biases in this data could lead to errors affecting the Adviser’s decision-making and investment processes which could have adverse impacts on us and our investments. Furthermore, AI technologies may produce outputs that are inaccurate, incomplete or biased. To the extent we rely on such outputs, errors or limitations in AI technologies could adversely affect our business, investment decisions, or results of operations. The Adviser may also communicate externally regarding AI technology-related initiatives, including its development and use of AI technologies, which subjects the Adviser to the risk of being accused of making inaccurate or misleading statements regarding its ability to avail itself of the potential benefits of AI technologies.
Further, the use of AI technologies could include the input of confidential information, including non-public information, either by the Adviser (including its personnel) or third parties in contravention of non-disclosure agreements, its policies, contractual or other obligations or restrictions to which any of the foregoing or any of its affiliates or representatives are subject to, or otherwise in violation of applicable laws or regulations relating to treatment of confidential and/or personally identifiable information (including material non-public information). By inputting data into AI technologies, such confidential information may become part of a dataset that is accessible by other third-party AI technologies and users. Further, some AI technologies scenarios may present ethical issues. For example, if we, the Adviser or our customers use, enable or offer AI technologies that are controversial because of their impact on human rights, privacy, employment or other social issues, we, the Adviser or our customers may experience brand or reputational harm. While the Adviser may utilize AI technologies in connection with the Adviser’s business activities, including investment activities, the Adviser intends to periodically evaluate and/or adjust internal policies governing the use of AI technologies by its personnel. Notwithstanding any such policies, personnel, executive officers, industry specialists, and other persons associated with its business and investments or any affiliates could, unbeknownst to the Adviser, utilize AI technologies in contravention of such policies.
AI technologies, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use and development of AI technologies, which could adversely affect us, our business activities and our customers. For example, in the EU, the EU Artificial Intelligence Act, which came into force on August 1, 2024, is progressively being implemented and becoming effective over several phases, with the next set of key obligations commencing on August 2, 2026. It has extra-territorial application and imposes significant potential maximum penalties for non-compliance in the worst cases, up to the greater of: (i) €35 million; and (ii) 7% of an entire group’s total annual worldwide turnover. In addition, intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us and our investments to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies.
Our business and operations could suffer in the event of system failures or cybersecurity breaches.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Adviser’s internal and hosted information technology systems, the Adviser’s systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyberattacks, such as computer viruses, malware or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation among our customers and investors generally, loss or misuse of the information and a loss of confidence in our security measures, any of which could harm our business.
Third parties with which the Adviser does business are also sources of cybersecurity or other technological risk. The Adviser outsources certain functions and these relationships allow for the storage and processing of the Adviser’s information, as well as client, counterparty, employee, and borrower information. While the Adviser engages in actions to reduce its exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affect the Adviser’s data, resulting in increased costs and other consequences as described above.
Actions by our competitors in the markets in which we own properties may decrease or prevent increases in the occupancy and rental rates of our properties.
We are subject to competition in the leasing of our properties. We compete with other owners and operators of real estate and real estate developers, some of which have greater financial resources and greater access to debt and equity capital than we do. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose existing or potential customers and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions to retain customers when such customers’ leases expire or to attract new customers. In addition, if our competitors sell assets similar to assets we intend to divest in the same markets or at valuations below our internal valuations for comparable assets, we may be unable to divest our assets at favorable pricing or on favorable terms, if at all.
Compliance with fire, safety, environmental, and other regulations may require us to make unanticipated expenditures that materially and adversely affect us.
We are required to operate our properties in compliance with fire and safety regulations, building codes, environmental regulations, and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring an asset or when undertaking improvements of any of our existing properties. There can be no assurance that existing laws and regulatory policies or the timing or cost of any future acquisitions or improvements will not adversely affect us, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants or other types of liability in which the limited liability characteristic of business ownership could potentially be ignored, and the Company could suffer a significant loss. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which would require significant unanticipated expenditures by us and could materially and adversely affect us.
Our access to external sources of capital is subject to factors outside of our control and could materially and adversely affect our growth prospects and our ability to take advantage of strategic opportunities, satisfy debt obligations and make distributions to our shareholders.
In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition financing, from operating cash flow due to differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments. Consequently, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings.
Therefore, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. In addition, any additional debt we incur will increase our leverage and debt service obligations. Our access to third-party sources of capital depends, in part, on:
•general market conditions;
•the market’s perception of our growth potential;
•our current debt levels;
•our current and expected future earnings;
•our cash flow and dividends; and
•the net asset value of our shares.
If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations.
To the extent that capital is not available to acquire additional assets, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors or a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period. Such a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the net asset value of our shares.
The acquisition of digital infrastructure assets involves risks that could materially and adversely affect our business, financial condition, results of operations and cash flows.
We expect to acquire digital infrastructure assets both through the direct acquisition of real estate and through the acquisition of entities that own real estate. We may also acquire digital infrastructure operating businesses. The acquisition of digital infrastructure assets or operating businesses involves risks, including the risk that we may not be successful in identifying attractive digital infrastructure assets or that, once identified, we may not be successful in consummating an acquisition. We may incur significant transaction expenses, including finder’s fees, in connection with our acquisition of digital infrastructure assets or operating businesses. When we acquire digital infrastructure assets in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. The acquired digital infrastructure asset or operating business may not perform as anticipated and any costs for rehabilitation, repositioning, renovation and improvements may exceed our estimates. Furthermore, the acquired digital infrastructure assets, entities, or operating businesses may be subject to liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the digital infrastructure assets or operating businesses, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the digital infrastructure assets or operating businesses. As a result, if a liability were asserted against us based on ownership of any of these entities or digital infrastructure assets, then we may have to pay substantial sums to defend or settle it which could materially and adversely affect our cash flows.
Additionally, there is, and it is expected there will continue to be, significant competition for acquisition targets that meet our investment criteria from other well-capitalized investors, including both publicly traded REITs and private institutional investment funds, some of which could have greater financial resources and greater access to debt and equity capital to acquire digital infrastructure assets or operating businesses than we do. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of digital infrastructure assets or operating businesses available for acquisition.
Declining real estate valuations and impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.
We continuously monitor events and changes in circumstances, including those resulting from an economic downturn that could indicate that the carrying value of the real estate and related intangible assets in which we have an ownership interest may not be recoverable. Examples of such indicators may include a significant decrease in net asset value, a significant adverse change in the extent or manner an asset is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses.
When such impairment indicators exist, we review an estimate of the future undiscounted net property cash flows expected to result from the real estate investment’s use and eventual disposition and compare it to the carrying value of the property. We consider factors such as future rental rates and occupancy, trends and prospects, leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the net carrying value of a real estate investment, an impairment loss is recorded to the extent that the net carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated future cash flows is highly subjective and is based on numerous assumptions, including future occupancy, rental rates, property operating expenses, capital requirements and holding periods. These assumptions could differ materially from actual results in future periods. A worsening real estate market may cause us to re-evaluate the assumptions used in our impairment analysis. Impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.
If a sale-leaseback transaction is re-characterized in a customer’s bankruptcy proceeding, our financial condition could be adversely affected.
The Company expects to invest in sale-leaseback transactions, whereby it would lease the properties it purchases back to the sellers of such properties. In the event of the bankruptcy of a customer, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect the Company’s financial condition, cash flows and the amount available for distributions to its shareholders. If the sale-leaseback were re-characterized as a financing, the Company might not be considered the owner of the property, and as a result, would have the status of a creditor in relation to the customer. In that event, the Company would no longer have the right to sell or encumber its ownership interest in the property. Instead, the Company would have a claim against the customer for the amounts owed under the lease, with the claim arguably secured by the property. The customer/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, the Company could be bound by the new terms, and prevented from foreclosing its lien on the property. If the sale-leaseback were re-characterized as a joint venture, the Company and its customer could be treated as co-venturers with respect to the property. As a result, the Company could be held liable, under some circumstances, for debts incurred by the customer relating to the property.
We are exposed to various environmental risks, which may result in unanticipated losses that could affect our business, financial condition, results of operations, and cash flows.

We are subject to federal, state and local laws, statutes, regulations and ordinances relating to pollution, the protection of the environment and human health and safety. Under certain environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, including asbestos, asbestos-containing materials, lead-based paint, polychlorinated biphenyls, mold or mildew, or waste or petroleum products, released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with contamination. These laws often impose liability without regard to whether the owner or operator knew of, or caused, the contamination, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.
Because certain environmental laws are retroactive and impose liability on persons who owned a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell the properties. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all.
Environmental laws that govern the presence, maintenance and removal of asbestos-containing building materials may impose fines and penalties on building owners or operators for failure to comply with these requirements or expose such owners and operators to third-party liability for personal injury associated with exposure to asbestos fibers. Such laws require that building owners or operators properly manage and maintain asbestos, adequately notify or train those that come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed. The cost of removing and disposing of any material containing asbestos, if found, may be significant and we could be liable for related damages, fines and penalties. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials. Some of our properties are known to contain asbestos-containing building materials.
There may be environmental liabilities associated with our properties of which we are unaware. We expect to obtain Phase I environmental assessments on all properties we acquire upon acquisition. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. Some of our properties may contain asbestos-containing materials. Liabilities and costs associated with environmental contamination at, on, under or emanating from our properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could have a material and adverse effect on our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
In addition, although our leases generally will require our customers to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a customer’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our customers will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the customer of that property or could result in material interference with the ability of our customers to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such customer’s ability to make payments to us, including rental payments and, where applicable, indemnification payments.
Climate change and climate-related effects may expose us to systemic, global and macroeconomic risks and could adversely affect our business.
Global climate change is widely considered to be a significant threat to the global economy. We, the Adviser and our investments may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures, and such risks may adversely affect our business, properties, customers, and operations. For some of our customers, climate change may also impact their profitability and costs, as well as pose systemic risks for their businesses. For example, to the extent weather conditions are affected by climate change, energy use by us, the Adviser or our customers could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of our operations. Additionally, extreme weather conditions in general require more system backup, adding to costs, including costs of insurance (particularly for real estate in certain regions), and can contribute to increased system stresses, including service interruptions. Severe weather and service interruptions may also impair our customers’ ability to meet lease obligations, increasing the likelihood for defaults or vacancies.
While the United States has withdrawn from the Paris Agreement, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations to other types of transition risks, such as: (i) political and policy risks, including changing regulatory incentives, and legal requirements (including with respect to greenhouse gas emissions) that could result in increased costs or changes in business operations; (ii) regulatory and litigation risks, including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change; (iii) technology and market risks, including a declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions; (iv) business trend risks, including requirements for certain investments related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our shareholders (including in connection with their determination of whether to invest); and (v) potential harm to our reputation if certain stakeholders, such as our shareholders, believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our existing portfolio, the new investments we made, or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.
We may experience losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism, or other catastrophes. We plan to carry insurance covering our properties to the extent insurance is not provided under certain leases. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Furthermore, certain of our customers may be required to maintain comprehensive insurance coverage for the properties they lease from us pursuant to a net lease. Pursuant to such net leases, our customers are required to name us (and any of our lenders that have a mortgage on the property leased by the customer) as additional insureds on their liability policies and additional named insured or loss payee (or mortgagee, in the case of our lenders) on their property policies. All customers are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our customer with limitations such as large deductibles or co-payments that a customer may not be able to meet.
In addition, losses of a catastrophic nature, such as those caused by wind, hail, hurricanes, terrorism, or acts of war, may be uninsurable or not economically insurable. If we or one or more of our customers experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. If such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. If uninsured damages to a property occur or a loss exceeds policy limits and we do not have adequate cash to fund repairs, we may be forced to sell the property at a loss or to borrow capital to fund the repairs. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property. Furthermore, if we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.
We may obtain only limited representations and warranties when we acquire a digital infrastructure asset and may only have limited recourse if our due diligence did not identify issues that may subject us to unknown liabilities or lower the value of such asset, which could adversely affect our financial condition and ability to make distributions to you.

The seller of an asset often sells the asset in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited representations, warranties and indemnifications that will survive for only a limited period after the closing. Also, many sellers of real estate are single-purpose entities without any other significant assets. The acquisition of assets with limited representations and warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the asset, lose rental income from that asset, or may be subject to unknown liabilities with respect to such assets.
The Adviser will perform due diligence on each investment prior to its acquisition. Regardless of the thoroughness of the due diligence process, not all circumstances affecting the value of an investment can be ascertained through the due diligence process. The due diligence process also at times requires the Adviser to rely on limited resources available to the Adviser, including information provided by the target of the investment and third-party consultants, legal advisors, accountants and investment banks. As a result, there can be no assurance that the due diligence process will reveal or highlight all relevant facts that are necessary or helpful in evaluating an investment opportunity. The Adviser’s due diligence process cannot ensure the Company will not acquire an investment that results in significant losses to the Company or that the Company will not overpay for an investment, which would cause the Company’s performance to suffer.
Our anticipated amount of debt may subject us to an increased risk of loss and could adversely affect our results of operations and financial condition.
We expect to incur significant indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase or reverse repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our Board of Trustees. In addition, we may leverage individual assets at substantially higher levels.
If we are unable to refinance our debt on acceptable terms, or at all, we may be forced to dispose of one or more of our properties on disadvantageous terms, which may result in losses to us and may adversely affect cash available for distributions to our shareholders. In addition, if then prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, our interest expense would increase, which would materially and adversely affect our future operating results and liquidity. We may also refinance our debt through equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our shareholders.
Our substantial outstanding indebtedness, and the limitations imposed on us by our financing agreements, could have other significant adverse consequences, including the following:
•we may be required to dedicate a substantial portion of our cash flow to paying principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•we may violate restrictive covenants in our loan documents, which would entitle the lenders to require us to retain cash for reserves or to pay down loan balances, and we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk; and
•we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans.

If any one of these events were to occur, our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected.
We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.
In addition, many of these same issues may also apply to the credit facilities which are expected to be in place. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.
Conflicts of interest also have the potential to arise to the extent that a subscription line is used to make an investment that is later sold in part to co-investors since, to the extent co-investors are not required to act as guarantors under the relevant facility or pay related costs or expenses, co-investors nevertheless stand to receive the benefit of the use of the subscription line and neither the Company nor investors generally will be compensated for providing the relevant guarantee(s) or being subject to the related costs, expenses or liabilities.
Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.
There can be no assurance that a leveraging strategy will be successful, and such strategy may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
We may encounter adverse changes in the credit markets.
Any adverse changes in the global credit markets, such as those experienced as a result of rising interest rates in the global credit markets, could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on its investment activities, any of which would negatively impact our performance.
Our investments are expected to be substantially illiquid.
Our ability to dispose of investments could be limited for several reasons. Illiquidity could result from the absence of an established market for the investments, as well as legal, contractual or other restrictions on their resale by us. Dispositions of investments could be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. In view of these limitations on liquidity, the return of capital and the realization of gains, if any, generally will occur only upon the partial or complete disposition of an investment. While an investment could be sold at any time, it is generally expected that this will not occur until a number of years after the initial investment. Before such time, there could potentially be no current return on the investment. Furthermore, the expenses of operating the Company (including the management fee payable to the Adviser or its designee) could potentially exceed its income, thereby requiring that the difference be paid from the Company’s capital.
The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks, and our failure to comply with all covenants in our existing or future financing agreements could materially and adversely affect us.
The agreements governing our indebtedness, including the mortgages on our properties and in certain equity interests in certain property-owning subsidiaries and the mortgages on properties or equity interests that we may incur in the future likely will, contain covenants that place restrictions on us and our subsidiaries. Risks related to these covenants will also apply to agreements governing future indebtedness. These covenants may restrict, among other things, our and our subsidiaries’ ability to:
•incur additional indebtedness (including guarantee obligations);
•incur liens;
•engage in certain fundamental changes, including changes in the nature of the business, mergers, liquidations, and dissolutions;
•sell assets;
•pay dividends and make share repurchases and redemptions (with exceptions for customary REIT distributions and certain payments to be made with the proceeds of a qualified initial public offering);
•make acquisitions, investments, loans and advances;
•pay certain subordinated indebtedness;
•modify the terms of organizational documents;
•engage in certain transactions with affiliates; and
•enter into negative pledge clauses and clauses restricting subsidiary distributions.
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. A breach of any of these covenants or covenants under any other agreements governing our indebtedness, as well as our inability to make required payments, could result in an event of default under the instruments governing the applicable indebtedness. Upon the occurrence of an event of default under any of our financing agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. Capital obtained from other sources may not be available to us or may be available only on unattractive terms. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our properties, and our assets may not be sufficient to repay such debt in full. In addition, financing agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on their debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our financing agreements or any significant financing agreement, we could be materially and adversely affected.
Covenants in the agreements governing our indebtedness could restrict our ability to make distributions to our shareholders necessary to qualify as a REIT, which could materially and adversely affect us and the net asset value of our shares.
We intend to operate in a manner to allow us to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, including net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute or are deemed to have distributed to our shareholders in a calendar year is less than the minimum amount specified under the Code. Our credit facilities contain, and certain of the agreements governing our existing and future indebtedness may contain, restrictions on our ability to make distributions to our shareholders, and we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT without breaching such agreements. If we default under covenants that restrict our ability to make distributions and are unable to cure the default, refinance the indebtedness or meet payment obligations, our business, financial condition, results of operations and cash flows generally and, in particular, the amount of our distributable cash flow could be materially and adversely affected.
The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results.
Financial covenants in loan agreements we may enter into from time to time could restrict our operating, acquisition, and divestiture activities, which may harm our financial condition and operating results. Lenders may include in any unsecured credit facility or the mortgages on our properties and in certain equity interests in certain property-owning subsidiaries certain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. Our ability to borrow under an unsecured credit facility may be subject to compliance with financial and other covenants, including restrictions on the maximum availability, which may be based on the adjusted net operating income of designated unencumbered properties, the payment of dividends, and/or overall restrictions on the amount of indebtedness we can incur. If we breach covenants in current or future debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, take possession of the property or properties securing the loan.
An increase in market interest rates may materially and adversely affect us and our customers.
Elevated and rising interest rates could have a dampening effect on overall economic activity and the financial condition of us and our customers. Although the Federal Reserve has signaled the potential for federal funds rate cuts in the future, the rate and timing of such decreases remains unknown. Persistently high interest rates and uncertainty around future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions. High interest rates increase the Company’s interest costs for new debt, including variable-rate debt obligations under any credit facility or other financing. This increased cost could make the financing of any development or acquisition more costly. Persistently high interest rates and uncertainty around future Federal Reserve actions could make it difficult for us to obtain financing at attractive rates, limit our ability to refinance existing debt when it matures or cause it to pay higher interest rates upon refinancing, which would adversely impact our liquidity and profitability. In addition, higher interest rates could decrease the access our customers or potential customers have to credit or the amount they are willing to pay to lease our properties.
We may invest in derivatives, which involve numerous risks.
Subject to our compliance with the Code provisions related to maintaining our qualification as a REIT, we may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, synthetic risk transfers, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty or of our inability to meet our obligations to the counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange-traded instruments.
The use of derivative investments may require us to sell or purchase investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
We may enter into total return swaps that would expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security, loan or market without owning or taking physical custody of such security or loan or investing directly in such market. A total return swap may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities or loans subject to the total return swap. A total return swap is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a total return swap is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.
We seek to manage these risks through appropriate hedging strategies and by adhering to our investment guidelines. However, there can be no assurance that such strategies will be effective in mitigating the risks associated with such total return swap transactions.
We intend to use reverse repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses.
We intend to use reverse repurchase agreements as a form of leverage to finance our securities investments (including CMBS), and the proceeds from reverse repurchase agreements may be invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that we have sold but remain obligated to repurchase. Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us, which may be at an inopportune time in the market. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
We will face risks associated with hedging transactions, and failure to hedge effectively against interest rate changes may materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and our ability to service our debt obligations.
Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using a wide variety of derivative and other hedging instruments, such as interest rate cap or collar agreements and interest rate swap agreements. The use of these instruments is a highly specialized activity, and these agreements involve greater than ordinary investment risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Additionally, hedging may reduce the overall returns on our investments.
Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby adversely affecting our results of operations and financial condition. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate and currency risks.
We will face risks associated with our investments that are denominated in foreign currency.
Our investments and loans that are denominated in a foreign currency are subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates. We intend to hedge our net currency exposures in a prudent manner. In doing so, we generally expect to structure our foreign currency hedges so that the notional values and expiration dates of our hedges approximate the amounts and timing of future payments we expect to receive on the related investments. However, our currency hedging strategies may not eliminate all of our currency risks due to, among other things, uncertainties in the timing or amounts of payments received on the related investments, or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.
The success of any joint venture investments that we may make could be materially and adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity, and disputes between us and our joint venture partners.
We expect to enter into joint ventures to acquire, develop, improve or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. There can be no assurance that we will be able to form new joint ventures or attract third-party investments or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from such investments.
Such joint venture investments involve risks not otherwise present in a wholly owned single-customer digital infrastructure asset or a redevelopment project, including (i) potentially inferior financial capacity, diverging business goals and strategies and the need for our joint venture partners’ continued cooperation; (ii) the possibility that our joint venture partners might become bankrupt, default on their obligations, encounter liquidity or insolvency issues, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions; (iii) our inability to take certain actions with respect to the joint ventures’ activities that we believe are favorable to us if our joint venture partners do not agree; (iv) our inability to control the legal entities that have title to the real estate associated with the joint ventures, meaning the joint venture partners could take actions that subject the property to liabilities in excess of, or other than, those contemplated; (v) our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources; (vi) our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; (vii) our joint venture partners could have rights with respect to the disposition of certain investments or the liquidation of their interest therein; (viii) in certain circumstances, we could be liable for the actions of our joint venture partners; (ix) our joint venture partners’ business decisions or other actions or omissions may be inconsistent with the business interests or goals of the Company, may be contrary to the Company’s investment objective, or may result in harm to our reputation or adversely affect the value of our investments; and (x) our joint venture partners may be in a position to take actions that could conflict with our ability to maintain our qualification as a REIT.
In addition, the joint venture partner could have authority to remove the Blue Owl affiliated investment manager of the joint venture. If such removal were to occur, we would be joint venture partners with a third-party manager, in which case it could be significantly more difficult for us to implement our investment objective with respect to any of our investments held through such joint ventures. Under a joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital.
The joint venture partner could from time to time be a joint venture partner or interest holder in another joint venture or other vehicle in which the Adviser or its affiliates has an interest or otherwise controls. The joint venture partner could also be entitled to receive payments from, or allocations or performance-based payments (e.g., carried interest) in respect of, the Company as well as such investments, and in such circumstances, any such amounts could be treated as a Company expense and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Adviser, be deemed paid to or received by the Adviser or reduce the management fee. Moreover, the Adviser could receive fees associated with capital invested by a joint venture partner relating to investments in which the Company participates. This could be in connection with a joint venture in which the Company participates or other similar arrangements with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Adviser performs services. In addition, the Company is permitted to co-invest with non-affiliated co-investors or partners whose ability to influence the affairs of the companies in which the Company invests could be significant and even greater than that of the Company and as such, the Company could be required to rely upon the abilities and management expertise of such joint venture partner. It could also potentially be more difficult for the Company to sell its interest in any joint venture, partnership or entity with other owners than to sell its interest in other types of investments (and any such investment could be subject to a buy-sell right, right of first refusal, right of first offer or other similar right). Under a joint venture arrangement, we and the joint venture partner could be subject to lockups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit. The Company is permitted to grant joint venture partners approval rights with respect to major decisions concerning the management and disposition of the investment, which would increase the risk of deadlocks or unanticipated exits from an investment. A joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment. A deadlock could delay the execution of the business plan for the investment, require the Company to engage in a buy-sell of the venture with the joint venture partner, conduct the forced sale or other liquidation of such investment or require alternative dispute resolution in order to resolve such deadlock. Additionally, in certain scenarios, the Company is permitted to grant joint venture partners the right to put (i.e., sell) their interests in an investment to the Company, or call (i.e., buy) the Company’s interests in an investment. As a result of these risks, the Company could be unable to fully realize its expected return on any such investment.
Any of the foregoing might subject an investment to liabilities in excess of those contemplated and could have a material adverse effect on the value of our joint venture investments.
Compliance or failure to comply with regulatory requirements could result in substantial costs.
Government authorities at all levels are actively involved in the regulation of land use and zoning, environmental protection and safety and other matters affecting the ownership, use and operation of real property. Regulations could be promulgated that could restrict or curtail certain usages of existing structures or require that such structures be renovated or altered in some manner. The promulgation and enforcement of such regulations could increase expenses, and lower the income or rate of return, as well as adversely affect the value of any of our investments. Operators are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce our revenue and profitability.
Our properties are subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act (“ADA”) and state and local fire and life safety requirements, building codes and other land use regulations. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that could affect our cash flow and results of operations. If we are required to make substantial modifications to the properties that we own or acquire, whether to comply with the ADA or other changes in governmental rules and regulations, our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected.
The businesses of the Company and the Adviser and their affiliates, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the United States and other jurisdictions in which they operate relating to, among other things, antitrust law, anti-money laundering laws, anti-bribery laws, laws relating to foreign officials, privacy laws with respect to client information and the regulatory oversight of the trading and other investment activities of investment managers, including the Adviser. Each of the regulatory bodies with jurisdiction over the Company and the Adviser or their affiliates, has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose the Company or the Adviser to liability or other risks.
Additionally, such oversight and regulation will likely cause the Company to incur additional expenses, divert the attention of the Adviser and its personnel and may result in fines if the Company is deemed to have violated any regulations. Regulation generally as well as regulation more specifically addressed to the alternative asset management industry, including tax laws and regulation, could increase the cost of identifying, structuring and completing loan transactions, the profitability of enterprises and the cost of operating the Company. Additional regulation could also increase the risk of third-party litigation. The transactional nature of the business of the Company exposes the Company and the Adviser and certain related parties generally to the risks of third-party litigation. Under the Declaration of Trust, the Company will generally, to the extent permitted by law, be responsible for indemnifying the Adviser and certain related parties for losses or obligations they may incur with respect to such litigation.

We and our customers are subject to increasing scrutiny from certain investors, third-party assessors, and our shareholders with respect to sustainability-related topics.
We and our customers face increasing scrutiny from certain investors, third-party assessors that measure companies’ sustainability performance and our shareholders related to sustainability-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and our customers risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or sustainability-related practices. Adverse incidents related to sustainability practices could impact the value of our brand or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of the Adviser’s sustainability initiatives or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that the Adviser will be able to accomplish any goals related to responsible investing or sustainability practices, as statements regarding its sustainability and responsible investing commitments and priorities reflect its current estimates, plans or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser is permitted to determine that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or sustainability initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and sustainability for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of sustainability-related issues or risks. Similarly, a variety of organizations measure the performance of companies on sustainability topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or sustainability-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fails, or is perceived to fail, to demonstrate progress toward its sustainability priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that shareholder demands will require the Adviser to spend additional resources and place continued importance on business-relevant sustainability factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or sustainability-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on sustainability ratings or sustainability-related matters is impaired, we may not be able to maintain or raise sufficient capital for new investments, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in sustainability-related topics and themes and increased demand for, and scrutiny of, sustainability-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the sustainability-related investment strategies of their and their funds’ responsible investing or sustainability-related efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics, including in the different countries, states and localities in which we operate and invest. These differing views increase the risk that any action or lack thereof with respect to the Adviser’s consideration of responsible investing or sustainability-related practices will be perceived negatively. Several states, the executive branch, federal agencies and Congress have enacted, proposed or indicated an intent to pursue“anti-ESG” policies, legislation, or initiatives, issued related legal opinions and engaged in related investigations and litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or sustainability practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and/or it could negatively affect the results of our operations, cash flow, and it could negatively affect the price of our common shares. Further, asset managers have been subject to scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion (“DEI”) practices increasing throughout 2025. Additionally, in January 2025, the current U.S. presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders have resulted in compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to additional compliance obligations, the risk of litigation, investigations or challenges by federal or state authorities, result in reputational harm and/or discourage certain investors from investing in us.
We are subject to increasing scrutiny from regulators with respect to sustainability-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices, and ESG-related disclosures have been the subject of increased focus by certain regulators, and regulatory initiatives related to ESG-specific topics that are applicable to us could adversely affect our business. There has been a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union (the “EU”) and the United Kingdom (the “UK”).
For example, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data (Climate Corporate Data Accountability Act, or “SB 253”), and issue public reports on their climate-related financial risk and related mitigation measures (Climate-related Financial Risk Act, or “SB 261”) and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. Pending litigation against SB 253 and SB 261 creates ongoing uncertainty around the enforceability of these requirements and the timeline and cost of compliance, and certain requirements are currently enjoined. From a European perspective, the EU has in place regulations aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including: (a) Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (the “SFDR”), for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment, and amending the SFDR. In November 2025, the European Commission published a draft legislative proposal to revise SFDR to introduce, among others, new categories for sustainability-related financial products with related criteria that are required to be met for each category. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is also a risk that market expectations in relation to SFDR categorization of financial products could adversely affect our ability to raise capital, especially from European Economic Area (“EEA”) investors.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 introduced sustainability disclosure requirements, voluntary investment product labels and an “anti-greenwashing” rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to sustainability-related claims made in their communications, or communications of financial promotions with, clients in the UK. The balance of the new regime is currently directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds.

In Asia, examples of ESG-related regulations include those by regulators in Singapore and Hong Kong, have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these and other legislative and regulatory initiatives, and as our business grows through acquisition activity or changes to our structure, we or the Adviser may be required to provide additional disclosure to our investors with respect to sustainability matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to us because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice or data gaps or methodological challenges affecting the ability to collect relevant data, we may be required to engage third-party advisors or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, or may be subject to additional compliance burdens and costs, which might adversely affect us.
Certain of our digital infrastructure assets may be special use or build-to-suit and may be difficult to sell or relet upon customer defaults or lease terminations.
Certain of our digital infrastructure assets may include special use or build-to-suit properties. These types of properties are relatively illiquid and may not be marketable without substantial capital improvements compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the asset or to make rent concessions in order to lease the asset to another customer, finance the asset or sell the property. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the customer or borrower due to the special purpose for which the asset may have been designed without substantial capital improvements. Improvements could require the use of cash that would otherwise be distributed to the shareholders. Attempting to sell the asset without improvements may also result in a lower sales price. These and other limitations may affect our ability to sell or relet these assets and adversely affect our results of operations at such assets.
We may incur costs to finish build-to-suit properties.
We may acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective customer. The primary risks of a build-to-suit project are potential for failing to meet an agreed-upon delivery schedule and cost overruns, which may among other things, cause the total project costs to exceed the original budget. In some cases, the prospective customer will bear these risks. However, in other instances we may be required to bear these risks, which means that we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the customer upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.
Certain of our investments may be in the form of ground leases, which provide limited rights to the underlying property.
We may invest from time to time in real properties that are subject to bond leases, ground leases or similar leasehold interests. These structures entail risks, including non‑renewal at expiration, subordination to a fee mortgage absent a non‑disturbance agreement, and restrictions on transfer, financing or development. These structures entail risks, including non‑renewal at expiration, subordination to a fee mortgage absent a non‑disturbance agreement, and restrictions on transfer, financing or development. Foreclosure on a superior interest or failure to renew a ground lease could result in loss of the leasehold and associated income and may materially and adversely affect our results. Furthermore, ground leases generally provide for certain provisions that limit the ability to sell certain properties subject to the lease. In order to assign or transfer rights and obligations under certain ground leases, we will generally need to obtain consent of the landlord of such property, which, in turn, could adversely impact the price realized from any such sale.

We may be exposed to substantial risk of loss arising from investments involving undisclosed or unknown environmental, health, or occupational safety matters, or inadequate reserves, insurance, or insurance proceeds for such matters that have been previously identified.
The Company may be exposed to substantial risk of loss arising from investments involving undisclosed or unknown environmental, health or occupational safety matters, or inadequate reserves, insurance or insurance proceeds for such matters that have been previously identified. Under various laws, ordinances and regulations, an owner of real property may be liable for the costs of investigating, monitoring, removing or remediating certain hazardous or toxic substances on or in such property. Such laws may impose joint and several liabilities, which can result in a party being obligated to pay for greater than its share, or even all, of the liability involved. Such liability may also be imposed without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner’s liability therefore as to any property are generally not limited under such laws and could exceed the value of the property or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect the owner’s ability to sell the real estate or to borrow funds using such property as collateral, which could have an adverse effect on the Company’s return from such investment. Environmental claims with respect to a specific investment may exceed the value of such investment, and under certain circumstances, subject the other assets of the Company to such liabilities. There can be no assurances that the costs of complying with environmental laws and regulations and defending personal injury and property damage claims based on the presence of hazardous or toxic substances will not have a material adverse effect on the Company’s investments. In addition, changes in environmental laws or in the environmental condition of an asset may create liabilities that did not exist at the time of acquisition of an investment and could not have been foreseen.
In addition, many insurance carriers are excluding asbestos-related claims and most mold-related claims from standard policies. The Company will evaluate the availability and cost of additional insurance coverage for such claims. If the Company decides to purchase insurance for these occurrences, the cost could have an adverse effect on the Company’s results of operations. If a major uninsured loss or loss in excess of insured limits occurs, the Company could lose both invested capital in and anticipated future revenues from an affected investment and, in the case of debt that is recourse to the Company, the Company would remain obligated for such debt. Any loss of this nature would adversely affect the Company.
We may be subject to litigation or threatened litigation, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.
We may be subject to litigation or threatened litigation for damages that occur on, or liabilities derived from, the ownership of our properties. In particular, we are subject to the risk of personal injury claims, employment and labor claims and others. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of such claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could have a material adverse effect on our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and trustees, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
We may make open market purchases or invest in traded securities.
We may invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Blue Owl may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, acquired securities of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.
There is a risk that assets will be subject to the exercise of eminent domain.
Municipalities and other government subdivisions may, in certain circumstances, seek to acquire certain assets of the Company through eminent domain proceedings. While the Company may seek to contest these proceedings, which may be costly and may divert the attention of management from the operation of the Company, there can be no assurance that a municipality or other government subdivision will not succeed in acquiring assets of the Company. In such event, there is a risk that the Company will not receive adequate compensation for the assets acquired, or that the Company will not be able to recover all charges associated with divesting these assets.
Risks Related to Investments in Digital Infrastructure Assets
Our digital infrastructure investments are subject to risks from changes in demand, technology and customer preferences and competition in the data center industry.
Our digital infrastructure investments are subject to operating risks common to the digital infrastructure industries, which include changes in customer demands or preferences, our customers’ insourcing of the development, management or ownership of their digital infrastructure assets, a decline in the technology industry, such as a decrease in the use of mobile or web-based commerce, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors, a downturn in the market for digital infrastructure generally such as oversupply of or reduced demand for space, increased competition, including from our customers choosing to develop their own digital infrastructure assets, and the rapid development of new technologies or the adoption of new industry standards that render our customers’ current products and services or our facilities obsolete or unmarketable. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our digital infrastructure investments, which could have a material adverse effect on us.
Our digital infrastructure investments may not be suitable for re-leasing without significant expenditures or renovations.
Because many of our digital infrastructure investments are expected to contain customer improvements installed at our customers’ expense, they may be better suited for a specific digital infrastructure user or technology industry customers and could require significant modification in order for us to re-lease vacant space to another digital infrastructure user or technology industry customers. The customer improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors.
As a result, we may be required to invest significant amounts or offer significant discounts to customers in order to lease or re-lease that space, either of which could adversely affect our financial and operating results.
We may incur costs in connection with the development, renovation or maintenance of undeveloped or underdeveloped properties.
We may acquire undeveloped or underdeveloped properties that require development, renovation or deferred maintenance and may often receive little or no revenue from the date of acquisition through the date of completion of such development. We may continue to experience operating deficits following the date of completion. In connection with the development, renovation or maintenance of such properties, there may be unanticipated delays in the completion of such projects due to factors beyond our control. These factors may include strikes, adverse weather, changes in building plans and specifications, material shortages, increases in the costs of labor and materials and lack of availability of financing on favorable terms. Delays in completing any project will cause corresponding delays in the receipt of revenue. In addition, the estimated costs and schedules of developing and constructing buildings and related landscaping may be affected by changes in construction plans and specifications or by other unforeseen events, any of which may cause additional expenses to be incurred, which likely will be borne by us. Any delay in completing a project may result in increased interest and construction costs, the potential loss of purchasers or customers and the possibility of defaults under project financings. There is also the risk that inadequate oversight over contractors, architects or engineers may result in poor-quality construction or the diversion of funds intended for construction, and the quality of construction generally may not be commensurate with appropriate standards, resulting in potential difficulties in obtaining all authorizations necessary for operation. Because of the long lead time between the inception of a project and its completion, a well-conceived project may, as a result of changes in real estate market and economic and other conditions prior to its completion, become an economically unattractive investment and may result in losses to us.
Our ability to lease any available space at our data centers to existing or new customers could be constrained by our ability to obtain sufficient electrical power.
Many digital infrastructure assets greatly rely on the steady supply of power at reasonable costs and could be harmed by prolonged power outages or shortages, increased cost of energy or general lack of availability of electrical resources. As customers increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing data centers. Furthermore, at certain of our data centers, our expected aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our customer agreements.
In addition, our power and cooling systems are expected to be difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations. Further, we may acquire land that we intend to develop into data centers or other digital infrastructure assets. We may not be able to obtain the necessary electrical power to do so, which will prevent us from fully developing the land and negatively impact the value of our investment in the land.
We depend on third parties to provide network connectivity to the customers in our digital infrastructure investments and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
We are not a telecommunications carrier. Although our customers generally are responsible for providing their own network connectivity, we still depend upon the presence of telecommunications carriers’ fiber networks serving our digital infrastructure investments in order to attract and retain customers. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our digital infrastructure investments. Any carrier that has decided to provide network connectivity to our digital infrastructure investments may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our digital infrastructure investments, which could have an adverse effect on the business of our customers and, in turn, our own operating results.
Our digital infrastructure investments may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our digital infrastructure investments is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If the establishment of highly diverse network connectivity to our digital infrastructure investments does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our digital infrastructure investments. This could negatively affect our ability to attract new customers or retain existing customers, which could have an adverse effect on our business, financial condition and results of operations.
We may not be able to adapt to changing technologies and customer requirements, and our digital infrastructure investments may become obsolete.
Our investments may be impacted by adverse developments in the internet and data communications and broader technology industries. The technology industry generally and specific industries in which certain of our customers operate are characterized by rapidly changing technology, customer requirements and industry standards. New systems to deliver power to or eliminate heat in data centers or the development of new server technology that does not require the levels of critical load and heat removal that our facilities are designed to provide and could be run less expensively on a different platform could make our data center infrastructure obsolete. Our power and cooling systems are difficult and expensive to upgrade, and we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers, which could adversely impact our business, financial condition and results of operations. In addition, the infrastructure that connects our digital infrastructure investments to the internet, data communications, and other external networks may become insufficient, including with respect to latency, reliability and connectivity. We may not be able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would adversely impact our ability to sustain and grow our business.
Further, our inability to adapt to changing customer requirements may make our digital infrastructure investments obsolete or unmarketable to such customers. Some of our customers operate at significant scale across numerous digital infrastructure facilities and have designed cloud and computing networks with redundancies and fail-over capabilities across these facilities, which enhances the resiliency of their networks and applications. As a result, these customers may realize cost benefits by locating their digital infrastructure operations in facilities with less electrical or mechanical infrastructure redundancy than is found in our existing digital infrastructure facilities. Additionally, some of our customers have begun to operate their digital infrastructure facilities using a wider range of humidity levels and at temperatures that are higher than servers customarily have operated at in the past, all of which may result in energy cost savings for these customers. We may not be able to operate our existing digital infrastructure facilities under these environmental conditions, particularly in multi-customer facilities with other customers who are not willing to operate under these conditions, and our digital infrastructure facilities could be at a competitive disadvantage to facilities that satisfy such requirements. Because we may not be able to modify the redundancy levels or environmental systems of our existing digital infrastructure facilities cost effectively, these or other changes in customer requirements could have a material adverse effect on our business, results of operations and financial condition.
Additionally, due to regulations that apply to our customers as well as industry standards, they may seek specific requirements from their digital infrastructure facilities that we are unable to provide. If new or different regulations or standards are adopted or such extra requirements are demanded by our customers, we could lose some customers or be unable to attract new customers in certain industries, which could materially and adversely affect our operations.
We will compete with numerous digital infrastructure developers, owners and operators.
The Company will compete with numerous data center developers, owners, and operators, and may in the future face competition from new entrants into the digital infrastructure market, including new entrants who may acquire its current competitors. Competition in the digital infrastructure sector has intensified as institutional investors, technology companies, and private equity firms increasingly target this asset class. Certain competitors may have advantages over the Company, including greater name recognition, longer operating histories, preexisting relationships with current or potential customers, greater financial, marketing and other resources and more ready access to capital. The Company may experience difficulty attracting customers for its properties should such customers perceive the Company’s competitors to offer superior security considerations, power, location, or connectivity, or if they offer rental rates below current market rates. Further, recently, many of the Company’s competitors have developed and continue to develop additional digital infrastructure space. If the supply of digital infrastructure space continues to increase as a result of these activities or otherwise, rental rates may be reduced or the Company may face delays in leasing or be unable to lease vacant space.
Any failure in the physical infrastructure of or services provided by digital infrastructure assets in which the Company may invest could lead to significant costs and disruptions that may reduce revenues and have a material adverse effect on the Company’s cash flow and operating results.
The success of a digital infrastructure asset depends in large part on providing customers with highly reliable service. Digital infrastructure assets may fail to provide such service as a result of numerous factors, including:
•human error;
•equipment failure;
•power loss;
•fiber cuts;
•exposure to temperature, humidity, smoke and other environmental hazards;
•improper building maintenance by customers;
•failure of business partners who provide network connectivity;
•physical, electronic and cybersecurity breaches;
•fire, earthquake, hurricane, flood and other natural disasters;

•water damage;
•war, terrorism and any related conflicts or similar events worldwide; and
•sabotage and vandalism.
Problems at one or more digital infrastructure assets in which the Company invests may result in service interruptions or equipment damage which may result in billing abatements to customers. However, there can be no assurance that customers will accept abatements as compensation for service interruptions or equipment failure and such interruptions or failures may result in legal liability. In addition, significant or frequent service interruptions or equipment failures may cause customers to terminate or not renew leases with the digital infrastructure assets, and such digital infrastructure assets may be unable to attract new customers due to the reputational damage incurred.
We will depend on third-party management of our digital infrastructure assets.
While the Adviser will monitor the performance of digital infrastructure assets in which the Company invests, the Company does not directly control the operations of each digital infrastructure asset. The management team for each digital infrastructure asset will be primarily responsible for the operations of the digital infrastructure asset on a day-to-day basis. Although the Company intends to invest in digital infrastructure assets with strong operating management, there can be no assurance that the existing management team, or any new one, will be able to operate a digital infrastructure asset. To the extent a management team is unable to operate a digital infrastructure asset, such digital infrastructure asset may experience decreases in demand, higher default rates on leases or other payments and amounts due, or other adverse results, all of which may have a material and adverse effect on our business, financial condition, results of operations and cash flows.
The Company’s customers may be liable for the material that content providers distribute over their network.
Although the Company believes its liability for third-party information stored on or transmitted through the networks of such companies is limited, the liability of private network operators is affected both by changing technology and evolving legal principles. The Company’s customers may be exposed to legal claims relating to third-party content stored or transmitted on their networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement or aiding and abetting restricted activities such as online gambling or pornography. If a customer decides to implement additional measures to reduce their exposure to these risks, or if a customer is required to defend itself against these kinds of claims, such customer’s operating results and financial condition could be negatively affected.
Risks Related to Debt Investments
Debt Investments are subject to risks including various creditor risks and early redemption features that may materially adversely affect our results of operations and financial condition.
The debt and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The Debt Investments in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Digital infrastructure and real estate debt is also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
Our Debt Investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. During periods of rising interest rates, the expected weighted average life of a debt investment may increase, which may decrease the expected yield on a debt investment purchased at a discount.
The market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt instruments and could adversely affect the value of our investments and the NAV and price per share of our shares.
Reinvestment risk could affect the price for our shares or their overall returns.
Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded, or called securities at market interest rates that are below our digital infrastructure and real estate debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.
Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.
Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations (including economic impacts resulting from actual or perceived instability in the U.S. banking system, political dynamics associated with U.S. election results and potential shutdowns of the U.S. federal government due to Congressional inaction), changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to customers, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of customers, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war or conflicts (including the ongoing conflicts in Eastern Europe and the Middle East and the U.S. military and law-enforcement actions in Venezuela), demand or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments, which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, elevated interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. There can be no assurance that there will be a ready market for the resale of our Debt Investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
The Adviser cannot predict whether economic conditions generally, and the conditions for digital infrastructure or real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.

Some of our real estate-related securities and Debt Investments may become distressed, which securities would have a high risk of default and may be illiquid.
While it is generally anticipated that our real estate-related securities investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in Debt Investments that we believe are available for purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.
During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial or operational difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.
These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial write-down of the principal of such investment and other concessions which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment.
For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more Debt Investments we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on a Debt Investment, we will be subject to the risks associated with owning and operating real estate.
Political changes may affect the digital infrastructure or real estate debt markets.
The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President.

The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. For example, the U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.
The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.
Our securities investments will involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on Debt Investments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.
Certain risks associated with CMBS and ABS may adversely affect our results of operations and financial condition.
We intend to invest a portion of our assets in pools or tranches of CMBS and ABS, including single asset-single borrower (“SASB”) CMBS, conduit and agency-backed securities, collateralized loan obligations (“CLOs”) backed by commercial real estate (“CRE”) loans, and horizontal and other risk retention investments. The collateral underlying CMBS and ABS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings and warehouses, lodging and entertainment, self-storage, and industrial properties, and which from time to time include assets or properties owned directly or indirectly by one or more Other Blue Owl Accounts. CMBS or ABS may be issued in a variety of issuances, including through private transactions, with varying structures including senior and subordinated classes.
Mortgage-backed securities may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.
The credit markets, including the CMBS and ABS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS or ABS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS or ABS, may have certain holding period and other restrictions that limit our ability to sell such investments.
Concentrated CMBS investments may pose specific risks beyond the control of the Adviser that may adversely affect our results of operations and financial condition.

Default risks with respect to CMBS investments may be further pronounced in the case of SASB CMBSs or CMBSs secured by a small or less diverse collateral pool, which is the majority of our Debt Investments portfolio. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.
The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.
CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.
Our CMBS and ABS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.
Our CMBS, ABS, and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser’s consent.
There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.
We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by residential, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, customer mix and customer bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest, and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.
In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.
We may utilize non-recourse securitizations of certain of our CMBS or ABS investments, which may expose us to risks that could result in losses.
We may seek to utilize non-recourse securitizations of certain of our CMBS or ABS investments to the extent consistent with REIT and Investment Company Act requirements. This would likely involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of loans or investments. Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities has been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS or ABS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, ABS, CLO, or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.
We may find it necessary or desirable to foreclose on certain of the loans, ABS or CMBS we acquire, and the foreclosure process may be lengthy and expensive.
We may find it necessary or desirable to foreclose on certain of the loans, ABS or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.
The real estate loans backing mortgage-backed securities and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the mortgage-backed securities and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.
We will face risks related to our investments in collateralized debt obligations.
We may also invest from time to time in collateralized debt obligations (“CDOs”). CDOs include, among other things, CLOs and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, CRE loans, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. Certain investments in CRE CLOs may be backed by transitional loans (as opposed to stabilized properties) for renovation or maintenance projects. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest. In addition, to the extent that a collateral manager of a CLO has the ability to reinvest underlying loan payments into new property loans (i.e., revolving pools), we will be reliant on the ability of the collateral manager to source and select new property loans for the CLO.
Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.
We may invest in high-yield Debt Investments, which are generally subject to more risk than higher rated securities.
Debt Investments that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as “high-yield” securities.
Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt instruments in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.
High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high-yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high-yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.
The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high-yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high-yield securities, especially in a thinly traded market. When secondary markets for high-yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Adviser’s research and analysis when investing in high-yield securities.
We invest in subordinated debt, which is subject to greater credit risk than senior debt.
We may invest in debt instruments, including junior tranches of CMBS, ABS, and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS or ABS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.
Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including mortgage-backed securities) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including mortgage-backed securities), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults on, the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS or ABS bonds) before the holders of other more senior tranches of debt instruments with respect to such issuer.
We may invest in structured products or similar products that may include structural and legal risks.
We may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt or equity securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, and/or certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans or other interests. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.
We may invest in a wide range of Debt Investments and real estate-related securities pursuant to our broad investment guidelines.
Pursuant to our broad investment guidelines, our Debt Investments and real estate-related securities investments may include, but are not limited to, commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate-related businesses, agency and non-agency CMBS, CLOs, CDOs and publicly listed equity securities of real estate and real estate-related companies. The Adviser may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our Board of Trustees may also change our investment guidelines without the consent of our shareholders.
We will face “spread widening” risk related to our investment in securities.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “Part I. Item 1A--Risk Factors--Some of our real estate-related securities investments may become distressed, which securities would have a high risk of default and may be illiquid.” may still not reflect the true value of the real estate assets underlying such Debt Investments, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.
Risks Related to Our Relationship with Blue Owl, Our Adviser, and the Advisory Agreement
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio and our corporate operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Blue Owl’s (or its affiliate’s) businesses and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.
The Adviser’s inability to retain the services of key professionals could hurt our performance.
The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Investment Committee or particular professionals employed by the Adviser, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. If any of these persons were to cease their association with us, our operating results could suffer. Although there are key professionals employed by the Adviser, we believe the “key person” concept to be inapplicable to our structure as a perpetual-life REIT and do not maintain key person life insurance on any person. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
We will pay substantial fees and expenses to the Adviser and the Special Limited Partners, and these payments increase the risk that you will not earn a profit on your investment.
Pursuant to the Advisory Agreement, we will pay significant fees to the Adviser, and the Special Limited Partners hold a significant performance participation allocation. These payments may reduce our total return.
The management fee payable to the Adviser pursuant to the Advisory Agreement is payable regardless of the performance of our portfolio, which may reduce the Adviser’s incentive to devote the time and effort increasing our total return.
The existence of the Special Limited Partners’ 12.5% performance participation allocation in the Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance-based payments. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation allocation may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of. Except in limited circumstances, the Special Limited Partners will not be obligated to return any portion of performance participation allocation due to the subsequent negative performance.
Because the management fee and performance participation allocation are based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Dealer Manager may also be incentivized to sell more of our shares to increase aggregate NAV, which would, in each case, increase amounts payable to the Adviser and the Special Limited Partners, but may make it more difficult for us to efficiently deploy new capital. In addition, we are required to reimburse the Adviser or its affiliates for documented costs and expenses incurred by it and its affiliates on our behalf, except those specifically required to be borne by the Adviser under our Advisory Agreement. Accordingly, to the extent that the Adviser retains other parties to provide services to us, expenses allocable to us will increase.
There are conflicts of interest in our relationships with the Adviser, which could result in outcomes that are not in our best interests.
We are subject to conflicts of interest arising out of our relationships with the Adviser. Pursuant to the Advisory Agreement, the Adviser is obligated to supply us with our management team. However, the Adviser is not obligated to dedicate any specific personnel exclusively to us, nor are the Blue Owl personnel provided to us by the Adviser obligated to dedicate any specific portion of their time to the management of our business. Additionally, the Adviser is an indirect wholly owned subsidiary of Blue Owl.
We may directly or indirectly source, sell, or purchase all or any portion of an asset (or portfolio of assets) to or from the Adviser, its affiliates, Other Blue Owl Accounts or their respective investees. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions, subject to any requirements in our organizational documents, including any required approvals by our trustees that are independent of the Adviser and its affiliates (our “Independent Trustees”). When we acquire an asset from Blue Owl, the Adviser and its affiliates, or Other Blue Owl Accounts, or sell an asset to Blue Owl, the Adviser and its affiliates, or Other Blue Owl Accounts, the purchase price we pay to Blue Owl, the Adviser and its affiliates, or Other Blue Owl Accounts or the purchase price paid to us by Blue Owl, the Adviser and its affiliates, or Other Blue Owl Accounts may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arm’s-length negotiations with an unaffiliated third party. The Adviser will face conflicts of interest in determining this purchase price and there is no assurance that any conflict will be resolved in our favor. The transactions described above involve conflicts of interest, as Blue Owl and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.
Additionally, Blue Owl and Blue Owl Real Assets sponsor investment funds and intend to sponsor investment funds in the future and the economic terms of such funds may be more advantageous to Blue Owl and Blue Owl Real Assets than the economic terms received by the Adviser. As such, Blue Owl and Blue Owl Real Assets may be incentivized to prioritize the acquisition or disposition of any properties by such future funds over those of the Company.
The Adviser and Blue Owl also face conflicts of interest with respect to our continuous offering. As our NAV grows the Adviser’s management fee will grow as well and there will also be the potential for a larger incentive fee. This may incentivize the Adviser and Blue Owl to continue our offering even at times when it is not otherwise beneficial to us.
The Adviser’s liability is limited under the Advisory Agreement, and we have agreed to indemnify the Adviser against certain liabilities. As a result, we could experience unfavorable operating results or incur losses for which the Adviser would not be liable.
Pursuant to the Advisory Agreement, the Adviser will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board of Trustees in following or declining to follow its directives. The Adviser maintains a contractual, as opposed to a fiduciary relationship, with us. Under the terms of the Advisory Agreement, the Adviser, its officers, members and personnel, any person controlling or controlled by the Adviser and any person providing sub-advisory services to the Adviser will not be liable to us, any subsidiary of ours, our trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the Adviser’s duties under the Advisory Agreement.
In addition, we have agreed to indemnify the Adviser and each of its officers, directors, members, advisors and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to criminal conduct, willful misfeasance, bad faith, gross negligence in, or reckless disregard of the performance of the Adviser’s duties under the Advisory Agreement, material breach of the Advisory Agreement by the Adviser or an internal dispute among the Adviser, its affiliates and certain of their respective affiliates. As a result, we could experience unfavorable operating results or incur losses for which the Adviser would not be liable. For the avoidance of doubt, nothing herein is intended to constitute a waiver of the Adviser’s federal fiduciary duties under the Advisers Act.
Termination of the Advisory Agreement without cause could be difficult and costly and may cause us to be unable to execute our business plan, which could materially and adversely affect us.
If we fail to renew the Advisory Agreement or the Advisory Agreement is terminated, the Adviser’s obligation to provide us with our executive officers and personnel upon whom we rely for the operation of our business will end. As a result, the termination of the Advisory Agreement could materially and adversely affect us and may inhibit change of control transactions that may be in the interest of our non-Blue Owl Real Assets affiliated shareholders.
If the Adviser ceases to be the Adviser pursuant to the Advisory Agreement, counterparties to our agreements may cease doing business with us.
If the Adviser ceases to be the Adviser, it could constitute an event of default or early termination event under financing and other agreements we may enter into in the future, upon which our counterparties may have the right to terminate their agreements with us. If the Adviser ceases to be the Adviser for any reason, including upon the non-renewal of the Advisory Agreement, our business and our ability to make distributions to our shareholders may be materially and adversely affected.
The Adviser and its affiliates, including our officers and some of our trustees, may face conflicts of interest caused by payment arrangements with us and our affiliates, which could result in increased risk-taking by us.
Certain investment advisers and other indirect subsidiaries of Blue Owl will receive substantial fees from us in return for their services, including the performance participation allocation. These fees could influence the advice provided to us. Generally, the more equity we sell in offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, thus, the fees payable by us to the Dealer Manager and the Adviser. These payment arrangements could affect the Adviser’s or its affiliates’ judgment with respect to offerings of equity and investments made by us, which allow the Adviser or its affiliates to earn increased fees.
The time and resources that individuals associated with the Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither the Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl clients, that make the same or similar types of investments as those we target. As a result, the time and resources that the Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Investment Committee are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters.
The Adviser and its affiliates may face conflicts of interest with respect to services performed for the Company’s customers, borrowers, and co-investors.
The Adviser and its affiliates may provide a broad range of financial services to companies that may be our customers, borrowers, and co-investors, including providing arrangement, syndication, origination, co-investment, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payment received by the Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. Further, any such payments made to the Adviser or its affiliates will not reduce or offset the management fee. In addition, we may enter into sale-leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. In the event of a restructuring, such Other Blue Owl Accounts would be a secured lender of the company and we would be an unsecured lender. The Adviser could, in certain circumstances, have an incentive not to pursue actions against a customer that would be in the best interest of the Company. While the Adviser will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflict resolution among the Other Blue Owl Accounts, such transactions are not required to be presented to the Board of Trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in the Company’s favor.

The Adviser or its affiliates may have incentives to favor Other Blue Owl Accounts, which may result in conflicts of interest that could be harmful to us.
Because the Adviser and its affiliates manage assets for, or may in the future manage assets for Other Blue Owl Accounts, certain conflicts of interest are present. For instance, the Adviser and its affiliates may receive asset management, performance-based, or other fees from Other Blue Owl Accounts that are higher than the fees received by the Adviser from us. In addition, certain members of the Investment Committee and other executives and employees of the Adviser will hold and receive interests in Blue Owl and its affiliates, in addition to cash and carried interest. In these instances, a portfolio manager for the Adviser has an incentive to favor the higher fee or performance-based fee accounts over us or to favor Blue Owl. In addition, a conflict of interest exists to the extent the Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in the Adviser’s or its affiliates’ employee benefit plans. In these circumstances, the Adviser has an incentive to favor these other investment companies or accounts over us. Our Board of Trustees will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
Our fee structure may create incentives for the Adviser to make speculative investments or use substantial leverage.
The performance participation allocation paid by us to the Special Limited Partners may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such payment arrangements. The way in which the performance participation allocation is determined may encourage the Adviser to use leverage to increase the leveraged return on our investment portfolio.
The fact that our base management fee is payable based upon our average gross assets (which includes any borrowings used for investment purposes) may encourage the Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.
We may compete for capital and investment opportunities with other entities managed by the Adviser or its affiliates, subjecting the Adviser to certain conflicts of interest.
The Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by the Adviser and its affiliates; payment to the Adviser; services that may be provided by the Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of the Adviser; the formation of additional investment funds managed by the Adviser; differing recommendations given by the Adviser to us versus other clients; the Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on the Adviser’s use of “inside information” with respect to potential investments by us.
Specifically, we may co-invest in or compete for investments with the Other Blue Owl Accounts, subjecting the Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Adviser will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and reasonable basis and in accordance with the Adviser’s investment allocation policy in effect at the time (and subject to change), taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate in each client’s life cycle; targeted leverage level; targeted asset mix; and any other factors deemed appropriate.
The Adviser’s allocation policy seeks to ensure equitable allocation of investment opportunities between us or Other Blue Owl Accounts.
Actions by the Adviser or its affiliates on behalf of Other Blue Owl Accounts may be adverse and harmful to us and our investments.
The Adviser and its affiliates manage assets for accounts other than us, including Other Blue Owl Accounts. Actions taken by the Adviser and its affiliates on behalf of Other Blue Owl Accounts may be adverse to us and our investments, which could harm our performance. Decisions made with respect to the securities held by one of the Other Blue Owl Accounts may cause (or have the potential to cause) harm to the different class of securities of the issuer held by Other

Blue Owl Accounts. While the Adviser and its affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to minimize the conflict could be challenged. If the Adviser and its affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest—Overlapping Investments with Other Blue Owl Accounts.”
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through the Adviser, may obtain confidential information about the companies that become our customers or be deemed to have such confidential information. The Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, Other Blue Owl Accounts may invest in entities that manage companies that are our customers and, as a result, may obtain additional confidential information about such companies. The possession of such information may, to our detriment, limit the ability of us and the Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by the Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of the Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with the Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of the Adviser.
The recommendations given to us by the Adviser and its affiliates may differ from those rendered to their other clients.
The Adviser and its affiliates may give advice and recommend an investment to other clients which may differ from advice given to, or investments recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.
The Adviser is expected to engage certain service providers that are affiliates of, or otherwise have a relationship with, the Adviser, Blue Owl or their respective affiliates or are portfolio companies of Other Blue Owl Accounts.
The Adviser intends to engage certain service providers that are affiliates, or otherwise have a relationship with, the Adviser, Blue Owl, or their respective affiliates, including STACK Infrastructure, Inc. (together with its affiliates and wholly and partially owned subsidiaries, “STACK”), a portfolio company owned by certain Other Blue Owl Accounts. Other Blue Owl Accounts own, and Blue Owl or Other Blue Owl Accounts may in the future own, and manage other portfolio companies that may provide services to other investees of the Company over time (together with STACK, “Subsidiary Service Providers” and each, a “Subsidiary Service Provider”). Additionally, the Adviser, the Company, Blue Owl or their respective affiliates or a Subsidiary Service Provider may enter into service arrangements in respect of the Company’s investments, relating to the provision of certain services, including asset management, investment origination, construction management, development management, facilities management, marketing, leasing and other real estate-related services (collectively, “Services”) (such arrangements, “Service Arrangements”). The Company will bear the cost of engaging such service providers. Subsidiary Service Provider compensation borne by the Company or its investments (directly or through a subsidiary investment vehicle) will not be shared with the Company or reduce the management fee. Except with respect to services specifically contemplated by the Advisory Agreement, any engagement of a service provider that is an affiliate of the Adviser, the Company or Blue Owl or a Subsidiary Service Provider will be made on terms determined to be fair and reasonable to the Company as determined by the Board, including a majority of the Independent Trustees.
STACK currently provides Services to a number of investments owned directly or indirectly by certain Other Blue Owl Accounts and is expected to provide Services to investments owned directly or indirectly by the Company. Such Services provided by STACK will be charged at market rates. The Adviser (or an affiliate thereof) has established, and expects to establish additional, Subsidiary Service Providers, some of which may be wholly or partially owned direct or indirect subsidiaries of STACK, the Company, Other Blue Owl Accounts, or the Adviser (or an affiliate thereof), as well as third parties. Such Subsidiary Service Providers (or personnel thereof) may provide services (directly or indirectly pursuant to shared services arrangements) to any investment owned directly or indirectly by Other Blue Owl Accounts, the Company or any other vehicle or account managed by the Adviser or its affiliates or a third party.
Each Subsidiary Service Provider, including STACK (or an affiliate thereof or the Company, Other Blue Owl Accounts or a third party), may sponsor or maintain an incentive compensation plan (a “Subsidiary Incentive Plan”), under which the personnel of such Subsidiary Service Provider (or others providing services to or at the request of the Subsidiary Service Provider) will effectively be entitled to participate in the profits resulting from such Subsidiary Service Provider’s business. A Subsidiary Incentive Plan would allow for the dilution of the Company’s ownership in, and consequently the shareholders’ entitlement to distributions and economic returns from investments for which such Subsidiary Service Provider provides services. To the extent investments made by the Company are subject to a Subsidiary Incentive Plan, the Subsidiary Incentive Plans will dilute the Company’s ownership of such investments and reduce the amount of distributions to which the shareholders would otherwise be entitled.
Any compensation or benefits received under any Subsidiary Incentive Plan will not be shared with the Company or the shareholders, and will not reduce or offset the management fee. Notwithstanding anything to the contrary set forth in the Company’s operative agreements, the terms and conditions of any arrangement with any Subsidiary Service Provider or Subsidiary Incentive Plan may be modified with the approval of the Board of Trustees.
In addition, the Adviser could encounter conflicts of interest in respect of the engagement of a Subsidiary Service Provider to perform Services for the Company or its subsidiaries due to such Subsidiary Service Provider’s ownership by Other Blue Owl Accounts. As a fiduciary, the Adviser is obligated to act in the best interest of the Company, which could require the Adviser to cause the Company, in its capacity as the client of a Subsidiary Service Provider, to take actions that could be adverse to the Subsidiary Service Provider, including, for example, filing a lawsuit to remedy a breach of contract. Because such actions could adversely affect an Other Blue Owl Account, or potentially impact the value of the applicable Subsidiary Service Provider or other investment made by an Other Blue Owl Account, the Adviser could, in certain circumstances, have an incentive not to pursue actions against a Subsidiary Service Provider that would be in the best interest of the Company. As a result, although the Adviser believes that the engagement of Subsidiary Service Providers will enhance the operational outcomes for the Company, it could also result in additional conflicts of interest.
The terms of arrangements described in this section constitute conflicts of interest for shareholders to understand and consider. Shareholders will not have any ability to negotiate the financial or other terms of these arrangements, and no third party has been asked to determine whether these terms are fair or consistent with market. In particular, shareholders should understand the impact that the Subsidiary Incentive Plans and Service Arrangements will have on their ultimate returns of capital.
There are risks associated with investing in digital infrastructure assets that rely on shared infrastructure between the Company and Other Blue Owl Accounts or third parties.
The Company may invest in digital infrastructure assets that rely on certain shared infrastructure including, but not limited to, power generation and distribution facilities, water delivery, treatment and storage facilities, sewer facilities and roadways (any such infrastructure, “Shared Infrastructure”). The Company or Other Blue Owl Accounts may own, develop, construct, maintain, manage or operate Shared Infrastructure on certain parcels of land that the Company or an Other Blue Owl Account, directly or indirectly, currently owns (or has the right to access) or may acquire (or have the right to access) in the future, and such Shared Infrastructure may be utilized by (or owned, developed, constructed, maintained, managed or operated for the benefit of) the Company, an Other Blue Owl Account or third parties. The Company may acquire a parcel of land or an easement from, or transfer a parcel of land or grant an easement to, an Other Blue Owl Account for the purpose of owning, developing, constructing, maintaining, managing and/or operating Shared Infrastructure, in each case for consideration to be reasonably determined by the Adviser. The Shared Infrastructure may be subject to liabilities, which may be without any recourse, or with only limited recourse, such as liabilities for clean-up of undisclosed environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the Shared Infrastructure or operating businesses, liabilities incurred in the ordinary course of business and claims for indemnification by those indemnified by the former owners of the infrastructure assets. As a result, if a liability were asserted against us based on ownership of any Shared Infrastructure, then we may have to pay substantial sums to defend or settle it which could materially and adversely affect our cash flows.
In addition, the Company may enter into cost sharing, development management, property management, asset management, property owner or condominium association, financing, and other agreements or arrangements with Other

Blue Owl Accounts and third parties for the purpose of sharing or ratably reimbursing the costs of owning, developing, constructing, maintaining, managing or operating Shared Infrastructure, on terms and conditions (including consideration) reasonably determined by the Adviser. The Company shall bear its allocation of the costs and expenses associated with any Shared Infrastructure, to be determined in the Adviser’s reasonable discretion. As such, we may bear such costs and expenses on behalf of actual or potential co-investors, and there can be no assurance that payment of such costs of Shared Infrastructure will not have an adverse effect on our business or cash flows.
Misconduct of employees of the Adviser, its affiliates or third-party service providers could cause significant losses to us.
Misconduct or misrepresentations by employees of the Adviser, its affiliates or third-party service providers could cause significant losses to us. Employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from actions by third-party service providers, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. Despite due diligence efforts, misconduct and intentional misrepresentations may be undetected or not fully comprehended, thereby potentially undermining the Adviser’s due diligence efforts. No assurance can be given that the due diligence performed by the Adviser will identify or prevent any such misconduct. Investors generally do not have a direct ability to enforce provisions of the agreements negotiated with our service providers, including, without limitation, the Adviser or the independent auditor. In the event that the actions or omissions of any of our service providers were to result in an adverse impact on shareholders, this may give rise to contractual rights for us. However, any such rights would need to be exercised by us on behalf of our shareholders as a whole.
Risks Related to Our Organization and Structure
Blue Owl owns a significant number of our common shares. The control of the voting power of our common shares by Blue Owl will provide it with substantial influence over matters requiring shareholder approval, including the election of trustees. Blue Owl may have interests that are different from yours and may vote in a way with which you disagree, and which may be adverse to your interests. In addition, this concentration of ownership and voting power could have the effect of delaying or preventing a change of control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the net asset value of the shares to decline or prevent our shareholders from realizing a premium over the net asset value for their shares.
Our shareholders generally have limited voting rights.
As permitted by Maryland law, our Declaration of Trust provides that we generally cannot (a) amend our Declaration of Trust if such amendment would materially and adversely affect the contract rights of our outstanding shares, or (b) consolidate, merge, convert, or transfer all or substantially all of its assets, unless the action is advised by our Board of Trustees and approved by the affirmative vote of shareholders or series or class of shareholders, as applicable, entitled to cast a majority of the votes entitled to be cast on the matter.
Our shareholders can also vote on the removal of trustees under limited circumstances and the election of successor trustees if the vacancy was created by removal of the trustee by shareholder vote, and such other matters as may be (a) provided in our bylaws or (b) submitted to a shareholder vote by our Board of Trustees.
All other matters are subject to the discretion of our Board of Trustees. Thus, except as set forth above or in any class or series of our shares and subject to the restrictions on transfer and ownership of our shares contained in our Declaration of Trust, holders of shares do not have the right to vote on any matter.
Our Declaration of Trust contains provisions that may delay, defer or prevent an acquisition of our shares or a change of control and that provide the Adviser with substantial control of us following our private offering.
Our Declaration of Trust, with certain exceptions, authorizes our Board of Trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exception is granted by our Board of Trustees, no person may own more than 9.9% in value or in number, whichever is more restrictive, of our outstanding common shares, or 9.9% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of all classes or series. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or transfer of all or substantially all of our assets) that might provide a premium to the purchase price of our shares for our shareholders.

Conflicts of interest could arise between the interests of our shareholders and the interests of holders of OP Units, which may impede business decisions that could benefit our shareholders.
Conflicts of interest could arise as a result of the relationships between us, on the one hand, and the Operating Partnership or any limited partner thereof, on the other. Our trustees and officers have duties to us under applicable Maryland law. At the same time, we, as the sole general partner of the Operating Partnership, have fiduciary duties and obligations to the Operating Partnership and its limited partners under Delaware law and the Operating Partnership agreement in connection with the management of the Operating Partnership. Our duties as the general partner of the Operating Partnership and its limited partners may come into conflict with the duties of our trustees and officers to our Company.
Unless otherwise provided for in a partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The Operating Partnership agreement provides that, in the event of a conflict between the interests of the shareholders, on the one hand, and the separate interests of the limited partners of the Operating Partnership, on the other hand, we, in our capacity as the general partner shall endeavor in good faith to resolve the conflict in a manner not adverse to either the shareholders or the limited partners of the Operating Partnership and, in the event of such a conflict that cannot be resolved in a manner not adverse to both us, as the general partner, and the shareholders and to the limited partners of the Operating Partnership, may be resolved in favor of us, as the general partner, and the shareholders, and any action or failure to act on our part as the general partner of the Operating Partnership that gives priority to the separate interests of us, as the general partner, or our shareholders that does not result in a violation of the contract rights of the limited partners under the Operating Partnership agreement, does not violate any duty owed by us, as the general partner, to the Operating Partnership or its partners or violate the obligation of good faith and fair dealing. The Operating Partnership agreement further provides that to the extent that we, in our capacity as the general partner of the Operating Partnership, have duties (including fiduciary duties) and liabilities relating thereto to the Operating Partnership or the limited partners of the Operating Partnership, we, as the general partner, shall not be liable to the Operating Partnership or to any other partners for all actions taken in good faith.
Our conflict of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers, and employees.
We have adopted a policy that transactions in which our trustees, officers, or employees have a material direct or indirect pecuniary interest must be approved by a majority of our disinterested trustees. Other than this policy, however, we may not adopt additional formal procedures for the review and approval of conflict of interest transactions generally. As such, our policies and procedures may not be successful in eliminating the influence of conflicts of interest.
Our Declaration of Trust contains a provision that expressly permits the Adviser and its affiliates and our trustees and officers affiliated with the Adviser to pursue transactions that may be competitive with, or complementary to, our business.
Blue Owl Real Assets is in the business of making investments in real estate and real estate-related enterprises and is under no obligation to engage in any transactions with us, to present any acquisition opportunities to us or to assist us in any way. Blue Owl Real Assets may compete with us for investments in properties and for customers, and there is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Our Declaration of Trust provides that if the Adviser, any of its affiliates or any of our trustees or officers affiliated with the Adviser, acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in such business opportunity. Accordingly, the Adviser and its affiliates and our trustees and officers affiliated with the Adviser may exploit any business opportunity or direct such opportunity to any person or entity other than us, including acquisition opportunities that may be competitive with, or complementary to, our business. As a result, those acquisition opportunities may not be available to us and could materially and adversely affect our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
Our Board of Trustees may change our major corporate, investment and financing policies without shareholder approval and those changes may materially and adversely affect our business, financial condition, results of operations and cash flows.
Our Board of Trustees will determine and may alter or eliminate our major corporate policies, including our acquisition, investment, financing, growth, operations and distribution policies and whether to maintain our status as a

REIT. While our shareholders have the power to remove trustees in certain situations, our shareholders will have limited direct control over changes in our policies and those changes could materially and adversely affect our business, financial condition, results of operations, cash flows, the net asset value of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
Risks Related to Our Status as a REIT and Certain Other Tax Items
If we (or any of our Subsidiary REITs) do not qualify as a REIT, or fail to remain qualified as a REIT, we (and each such Subsidiary REIT, as applicable) will be subject to U.S. federal income tax as a subchapter C corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.
We, and each of our subsidiary entities through which we expect to invest in real estate that will elect to be taxed as REITs (our “Subsidiary REITs”), intend to operate in a manner that allows us, and our Subsidiary REITs, to qualify as a REIT for U.S. federal income tax purposes. Our qualification and our Subsidiary REITs’ qualification as a REIT will depend on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability and our Subsidiary REITs’ ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance and our Subsidiary REITs’ compliance with the REIT income and quarterly asset requirements (as discussed below) also depend upon our ability to successfully manage the composition of our income and assets on an ongoing basis. For example, on an annual basis, at least 75% of our gross income (excluding gross income from prohibited transactions) must be derived directly or indirectly from certain categories of income prescribed by the Code, and rent that we (or a Subsidiary REIT) receive from a particular customer will not satisfy this 75% gross income test (and thus could cause us or the applicable Subsidiary REIT to fail to qualify as a REIT) if we, or an owner of 10% or more of our shares (or the shares of the applicable Subsidiary REIT), directly, indirectly or constructively, owns 10% or more of the voting stock or the total number of shares of all classes of stock in, or 10% or more of the assets or net profits of, the customer (subject to certain exceptions). In addition, the Code generally requires that we distribute annually at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains). We may not have sufficient liquidity to meet such distribution requirement.
There can be no assurance that the IRS will not contend that we have failed one or more of the REIT requirements. If we (or any of our Subsidiary REITs) were to fail to qualify as a REIT in any taxable year, we (and each applicable Subsidiary REIT) would be subject to U.S. federal corporate income tax on our taxable income, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for our operations or for distribution to our shareholders, which in turn could have a material adverse impact on the net asset value of our shares. Unless we were entitled to relief under certain Code provisions, we (and each applicable Subsidiary REIT) also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we (or such Subsidiary REIT) failed to qualify as a REIT.
Our qualification and taxation as a REIT will depend on our ability to meet on a continuing basis, through actual operating results, asset composition, distribution levels and diversity of share ownership, the various qualification tests imposed under the Code, and no assurance can be given that we will satisfy such tests on a continuing basis.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex provisions of the Code and the Treasury Regulations promulgated thereunder for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification (and the qualification of our Subsidiary REITs) as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability and the ability of our Subsidiary REITs to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we (or our Subsidiary REITs) have no control or only limited influence, including in cases where we (or our Subsidiary REITs) own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us (or our Subsidiary REITs) to qualify as a REIT.
Our Board of Trustees is authorized to revoke our REIT election without shareholder approval, which may harm our shareholders.

Our Declaration of Trust authorizes our Board of Trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our Board of Trustees has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may cause a reduction in the total return to our shareholders.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We (and our Subsidiary REITs) generally must distribute annually at least 90% of our REIT taxable income, as discussed above. In addition, we (and our Subsidiary REITs) will be subject to a 4% nondeductible excise tax if the actual amount that we distribute or are deemed to have distributed to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders, and our Subsidiary REITs intend to make distributions to the Operating Partnership, in order to comply with the REIT requirements of the Code and avoid U.S. federal income and excise taxes. From time to time, we (and our Subsidiary REITs) may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we (or any of our Subsidiary REITs) do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity (or increase the costs, or reduce the equity, of any of our Subsidiary REITs). Thus, compliance with the REIT requirements may hinder our ability and our Subsidiary REITs’ ability to grow, which could materially and adversely affect the net asset value of our shares.
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we (and our Subsidiary REITs) remain qualified for taxation as a REIT, we (and our Subsidiary REITs) may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we (or our Subsidiary REITs) may not be able to distribute all of our income in any given year, which would result in corporate-level taxes, and we (or our Subsidiary REITs) may not make sufficient distributions to avoid excise taxes. We (and our Subsidiary REITs) may also decide to retain certain gains from the sale or other disposition of our assets and pay income tax directly on such gains. In that event, our shareholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. However, shareholders that are tax-exempt would have no benefit from their deemed payment of such tax liability unless they file U.S. income tax returns and seek a refund of such tax. We may also be subject to state and local taxes on our income or assets, either directly or at the level of the Operating Partnership or at the level of the other entities through which we indirectly own our assets (e.g., at our Subsidiary REITs). Any of these taxes would decrease cash available for distribution to our shareholders.
Furthermore, to the extent that we (or any of our Subsidiary REITs) conduct operations outside of the United States, our operations would subject us to applicable non-U.S. taxes, regardless of our status as a REIT for U.S. federal income tax purposes.
Our ownership of, and relationship with, any TRS will be restricted and a failure to comply with the restrictions could jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS, directly or indirectly, owns more than 35% of the voting power or value of the stock will in turn automatically be treated as a TRS. Overall, no more than 20% (or, for taxable years beginning after December 31, 2025, 25%) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at the relevant corporate income tax rates on any income that it earns, and there is no requirement that a TRS must make a distribution of its taxable income to the parent REIT. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the TRS ownership limitation or avoid the application of the 100% excise tax, each as discussed above.

Applicable REIT laws may restrict certain business activities.
As a REIT, we are subject to various restrictions on our income, assets and activities. Business activities that could be affected by applicable REIT laws include activities such as developing alternative uses of real estate. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, in one or more of our TRSs. Our TRSs (if any) will be taxable as subchapter C corporations and subject to federal, state, local and, if applicable, non-U.S. taxation on their taxable income.
Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.
To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash and cash items, U.S. government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our shares. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.
Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.
We may be subject to built-in gains tax on the disposition of certain of our assets.
If we acquire certain assets from a subchapter C corporation in a tax-deferred transaction, we may be subject to a built-in gain tax on a future disposition of such assets. If we dispose of any such assets during the five-year period following acquisition of the assets, we will be subject to U.S. federal income tax, and applicable state and local taxes, at the applicable corporate income tax rates on any gain recognized from the disposition of such assets to the extent of any “built-in gain.” Built-in gain means the excess of (i) the fair market value of the assets on the date that they were contributed to or acquired by us in a tax-deferred transaction over (ii) the adjusted tax basis of such assets on such date. Our measurement of built-in gains takes into account our allocable share of the built-in gain in the assets of any partnership in which we hold an interest. We would be subject to this corporate-level income tax liability (without the benefit of the deduction for dividends paid) even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and the distribution requirement. We may choose to forego otherwise attractive opportunities to sell assets in a taxable transaction during the five-year built-in gain recognition period in order to avoid this built-in gain tax. However, there can be no assurance that such a taxable transaction will not occur. The amount of any such built-in gain tax could be material and the resulting tax liability could have a negative effect on our cash flow and limit our ability to pay distributions required to maintain our status as a REIT.
We may be subject to adverse legislative or regulatory tax changes that could reduce our operating cash flows or profitability or your after-tax return on an investment in our shares.
There are a number of issues associated with an investment in a REIT that are related to the U.S. federal income tax laws, including the consequences of a company’s failing to qualify or to continue to qualify as a REIT and the tax rates applicable to REITs and their shareholders. At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We, our Subsidiary REITs and our shareholders could be materially and adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. and non-U.S. income tax laws applicable to investments in real estate, REITs, similar entities and investments. Additional changes may continue to occur in the future, both in and outside of the United States, and may impact our taxation, the taxation of our Subsidiary REITs or that of our customers or shareholders.
Our shareholders and prospective investors are urged to consult with their own tax advisors regarding the status of legislative, regulatory or administrative developments and proposals with respect to taxation and their potential effect on an investment in our shares.
Federal income tax provisions applicable to REITs may restrict our business decisions regarding the potential sale of properties.
The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% excise tax. Under existing law, whether property is held as inventory or primarily for sale in the ordinary course of business depends upon all of the facts and circumstances with respect to the particular transaction. We (and our Subsidiary REITs) intend to hold our properties for investment with a view to income and long-term appreciation, to engage in the business of acquiring and owning properties and to make occasional sales of properties consistent with our investment objectives. In such event, the property disposition would not be subject to these prohibited transaction rules. There can be no assurance, however, that the IRS will not contend that one or more of these sales are subject to the 100% excise tax. Moreover, the potential application of this penalty tax could deter us from selling one or more properties even though it otherwise would be in the best interests of us and our shareholders for us to do so. There is a statutory safe harbor available for a limited number of sales in a single taxable year of properties that have been owned by a REIT for at least two years, but that safe harbor likely would not apply to all sales transactions that we might otherwise consider. As a result, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may materially and adversely affect us.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. If we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
If the Operating Partnership failed to be treated as a pass-through entity for U.S. federal income tax purposes, we could cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the Operating Partnership as a pass-through entity for U.S. federal income tax purposes, it would be taxable as a corporation. Were this to occur, it would reduce the amount of distributions that the Operating Partnership could make to us. This could also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
We may acquire investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. If any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.
We may face risks applicable to Benefit Plan Investors.
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” (each, a “Benefit Plan Investor”) within the meaning of Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) by reason of satisfying one or more exceptions or safe harbors under the U.S. Department of Labor regulation located at 29 C.F.R. Section 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). The Company currently intends to satisfy the “publicly-offered securities” exception set forth in the Plan Asset Regulations. The Company reserves the right to rely on a separate safe harbor under the Plan Asset Regulations. As a result, it is not currently expected that the Company will be deemed to hold “plan assets” for purposes of ERISA and Section 4975 of the Code at any point. Accordingly, the Adviser will have the power to take certain actions to avoid having our assets characterized as “plan assets,” including, without limitation, placing restrictions on share purchases, redemptions and participation in the distribution reinvestment plan, and requiring a shareholder to dispose of all or part of its shares. In addition, each prospective investor that is, or is acting on behalf of, any (i) “employee benefit plan” (within the meaning of Section 3(3) of ERISA) that is subject to Title I of ERISA, (ii) plan, individual retirement account (“IRA”), “Keogh” plan or other account or arrangement that is subject to Section 4975 of the Code or provisions under any federal, state, local, non-U.S. or other laws or regulations that are similar to the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA and/or Section 4975 of the Code (collectively, “Similar Laws”), or (iii) entity whose underlying assets are considered to include the assets of any of the foregoing described in clauses (i) or (ii), pursuant to ERISA or other applicable law (each of the foregoing described in clauses (i), (ii), or (iii) referred to herein as a “Plan”) must independently determine that our shares are an appropriate investment for the Plan, taking into account its obligations under Title I of ERISA, Section 4975 of the Code and applicable Similar Laws, as applicable, and the facts and circumstances of each investing Plan. Prospective investors should consult with their own legal and financial advisors as to the consequences of making an investment in the Company.
If, notwithstanding our intent, our assets were deemed to be “plan assets” of a shareholder that is a Benefit Plan Investor within the meaning of ERISA and the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the REIT, and (ii) the possibility that certain transactions in which the REIT might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of Benefit Plan Investors who decide to invest in our shares could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in our shares or as co-fiduciaries for actions taken by or on behalf of the Company, Blue Owl Real Assets or the Adviser. With respect to a Benefit Plan Investor that is an IRA that invests in our shares, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-favored status.
Tax Risks Related to Investing in Our Shares
Non-U.S. holders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of our shares.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. Treasury regulations provide that for these purposes the ownership by non-U.S. persons is determined by looking through certain entities, including certain flow-through entities. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of our shares would be subject to tax under FIRPTA, unless (i) our shares were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our shares. However, we do not expect our shares to be regularly traded on an established securities market. Furthermore, certain distributions by us may be subject to tax under FIRPTA unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions.
A non-U.S. holder other than a “qualified shareholder” or a “withholding qualified holder,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our shares, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our shares. In addition, a repurchase of our shares, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.
Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of our shares.
We may in the future choose to pay dividends in the form of our own shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.
We may seek in the future to distribute taxable dividends that are payable in cash or our shares. Shareholders (other than shareholders that are generally exempt from U.S. federal income tax) receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the net asset value of our shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the shares sold that could not be used to offset such dividend income.
Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
With limited exceptions, dividends received from us by most U.S. shareholders that are individuals, trusts or estates are not eligible for taxation at the preferential income tax rates applicable to qualified dividends generally received from taxable subchapter C corporations, but generally are eligible for the lower effective tax rates applicable to qualified REIT dividends under Section 199A of the Code. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay qualified dividends, which could inhibit our ability to grow or pursue certain investment opportunities.
Risks Related to Our Private Offering and Ownership of Our Shares
We have limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We have limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Adviser and its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares may entail more risk than an investment in a REIT with a substantial operating history.
The cash available for distribution to shareholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.
All distributions will be made at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our REIT qualification, limitations under Maryland law and other factors as our Board of

Trustees may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital generally is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that such distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
Our use of OP Units as consideration to acquire properties could result in shareholder dilution or limit our ability to sell such properties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may in the future acquire properties or portfolios of properties through tax-deferred contribution transactions in exchange for OP Units, which may result in shareholder dilution. The value attributable to such OP Units will be determined based on negotiations with the digital infrastructure or related commercial real estate asset seller and, therefore, may not reflect the fair market value of such OP Units if a public market for such OP Units existed. If the value of such OP Units is greater than the value of the related digital infrastructure or commercial real estate asset, your interest in us may be diluted. Additionally, this acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell properties at a time, or on terms that would be favorable absent such restrictions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
You may be restricted from acquiring or transferring certain amounts of our shares.
The share ownership restrictions of the Code for REITs and the 9.9% share ownership limit in our Declaration of Trust may inhibit market activity in our shares and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding shares at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of beneficial interest under this requirement. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year for each taxable year. To help ensure that we meet these tests, our Declaration of Trust restricts the acquisition, transfer and ownership of our shares.
Our Declaration of Trust, with certain exceptions, requires our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Trustees, our Declaration of Trust prohibits any person from beneficially or constructively owning (a) more than 9.9% in value or number of shares, whichever is more restrictive, of the outstanding common shares or (b) more than 9.9% in value or number of shares, whichever is more restrictive, of the aggregate of our shares of all classes or series, or such other percentages determined by our Board of Trustees in accordance with our Declaration of Trust. Our Board of Trustees may not grant an exemption from this restriction to any person if such exemption would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our Board of Trustees determines in good faith that it is no longer in our best interests to continue to qualify as a REIT.
Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.
Holders of our shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of shares of beneficial interest, par value $0.01 per share, including an unlimited number of common shares, of which an unlimited number of shares are classified as Class S shares, an unlimited number of shares are classified as Class D shares, an unlimited number of shares are classified as Class E shares and an unlimited number of shares are classified as Class I shares, and an unlimited number of preferred shares of beneficial interest, par value $0.01 per share. In addition, our Board of Trustees may amend our Declaration of Trust from time to time to decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After a shareholder purchases shares in our private offering, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in this or future offerings; (2) issue common shares or OP Units in private offerings; (3) issue common shares or OP Units upon the exercise of the options we may grant to our Independent

Trustees, officers, or future employees; (4) issue common shares or OP Units to the Adviser or the Special Limited Partners, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue common shares or OP Units to sellers of properties we acquire; or (6) issue equity incentives to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive arrangements. To the extent we issue additional common shares after a shareholder purchases shares in our private offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional OP Units after a shareholder purchases shares in our private offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the OP Units may, in the discretion of our Board of Trustees, be exchanged for common shares, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of common shares, thereby diluting the percentage ownership interest of other shareholders. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership. OP Units may have different and preferential rights to the claims of common units of the Operating Partnership which correspond to the common shares held by our shareholders. Certain OP Units may have different and preferential rights to the terms of the common OP Units which correspond to the common shares held by our shareholders.
There is no public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for our shares, and we do not expect that such a market will ever develop. Therefore, the repurchase of shares by us will likely be the only way for you to dispose of your shares. An investment in the Company should be viewed as an illiquid investment. We expect to repurchase shares at a price equal to the NAV per share of the applicable class as of the last calendar day of the first month of the applicable calendar quarter and not based on the price at which you initially purchased your shares, except that, subject to limited exceptions, shares that have not been outstanding for at least two years will be repurchased at 98% of the repurchase price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan.
Failure to identify and exclude bad actors could disqualify us from relying on certain rules on which we rely.
We are offering common shares in a private offering, not registered under the Securities Act, or any other securities laws, including state securities or blue sky laws. Our common shares are offered in reliance upon the exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. If certain persons and entities involved with the offering of the common shares, including any shareholder holding 20% or more of our outstanding voting equity securities, are or have been subject to certain criminal convictions, SEC disciplinary orders, court injunctions or similar adverse events, then in certain instances we may be disqualified from relying upon Rule 506. There is no assurance that efforts to exercise reasonable care to identify and exclude bad actors from participating in the offering will be deemed to be sufficient to comply with these requirements. If we were disqualified from relying upon the exemption from registration provided in Rule 506, there may not be another exemption from registration available under the Securities Act and, consequently, we may not have an exemption from registration under any state securities or blue sky laws. If these exemptions from registration were unavailable, then we may be subject to, and incur significant costs related to, enforcement actions and rescission rights may be available to the shareholders, which if exercised, may require us to liquidate assets earlier and on less advantageous terms than were anticipated at underwriting and/or may cause us to have a more limited amount of capital available for investment, impairing our ability to assemble, manage, retain and harvest a complete and balanced portfolio.
Your ability to have your shares repurchased is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our Board of Trustees may make exceptions to, modify, or suspend our share repurchase plan if it deems such action to be in our best interest.
We may choose to repurchase fewer shares than have been requested in any particular calendar quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases by certain “fund of fund” vehicles and certain non-U.S. investor access funds primarily created to hold our shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any particular calendar quarter, to shares whose aggregate value is no more than 3% of our aggregate NAV (measured using the average aggregate NAV at the end of the preceding three months for which NAV is available).

Shares issued to the Adviser and its affiliates in connection with the Initial Capitalization or in payment of the management fee or issued to a Special Limited Partner in connection with the performance participation interest are not subject to these repurchase limitations. Further, our Board of Trustees may make exceptions to, modify, or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest. Our Board of Trustees cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If we determine to repurchase some but not all of the shares submitted for repurchase during any applicable calendar quarter, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the second month of the next calendar quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. In addition, it is uncertain as to when profits, if any, will be realized. Losses on unsuccessful investments could be realized before gains on successful investments are realized. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our Board of Trustees to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and its shareholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.
Economic events that may cause our shareholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting the economic conditions in the United States or elsewhere, or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system or market volatility (including as a result of the ongoing hostilities between Russia and Ukraine and conflict and escalating tensions in the Middle East and Venezuela), newly introduced or threatened tariffs by the current United States Presidential Administration and any resulting trade wars, could cause our shareholders to seek repurchase of their shares pursuant to our Share Repurchase Plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
In addition, shareholders may seek to have some or all of their shares repurchased. A significant volume of repurchase requests in a given period may cause requests to exceed the 3% quarterly limits under our share repurchase plan, resulting in less than the full amount of repurchase requests being satisfied in such period.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares less attractive to investors.
We are and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
The amount and source of distributions we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be adversely affected by a number of factors, including the risk factors described herein. We have a limited track record and may not generate sufficient income to make distributions to our shareholders. Our Board of Trustees (or a committee of our Board of Trustees) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:
•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•our inability to realize attractive risk-adjusted returns on our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of any distributions we do make to our shareholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.
We may not generate sufficient cash flow from operations to fully fund distributions to our shareholders. Therefore, we may fund distributions to our shareholders from sources other than cash flow from operations, including borrowings, offering proceeds (including from sales of our shares or OP Units), the sale of our assets, and repayments of our Debt Investments. We may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the Special Limited Partners) with our shares or OP Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem OP Units from the Adviser or the Special Limited Partners shortly after issuing such units or shares. The payment of expenses in our shares or with OP Units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partners are under no obligation to receive future fees or distributions in our shares or OP Units and may elect to receive such amounts in cash.
Purchases and repurchases of our shares are not made based on their current NAV per share.
Our purchase price per share will equal the NAV per share of the applicable class as of the last calendar day of the immediately preceding month and the repurchase price will equal the NAV per share of the applicable class as of the last calendar day of the first month of the calendar quarter. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the purchase price you pay or the repurchase price you receive. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares, however, the NAV per share of the applicable class as of the last calendar day of the prior month will continue to be used as the purchase price per share and the NAV per share as of the last calendar day of the first month of the calendar quarter will continue to be used as the repurchase price per share. We will provide notice of our purchase price and repurchase price directly to the financial intermediaries that participate in our private offering, and such financial intermediaries will in turn communicate such purchase or repurchase price to applicable investors in accordance with the financial intermediaries’ policies and procedures. We will also disclose the repurchase price when available in a current report on Form 8-K and on our website.
Valuations and appraisals of our real estate and Debt Investments are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our monthly NAV, our properties will generally be valued using the income capitalization approach (direct capitalization or discounted cash flows), subject to any variation pursuant to our valuation guidelines. Each property will be valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in exceptional circumstances. Thereafter, valuations of properties will generally be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms at least once per year in accordance with valuation guidelines and expected to be approved by our Board of Trustees. The Adviser will value our properties monthly, based on current material market data and other information deemed relevant, with review and confirmation for reasonableness by our independent valuation advisor.
Debt Investments and investments in other securities with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations and thus will generally be fair valued by the Adviser. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Adviser within the first full month after we invest in such investment and no less than monthly thereafter. Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. For more information regarding our valuation process, see “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—NAV and NAV Per Share Calculation.”.
Although monthly valuations of each of our real properties will be reviewed and confirmed for reasonableness by our independent valuation advisor, such valuations are based on asset- and portfolio-level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by our independent valuation advisor. Similarly, each month, our independent valuation advisor will review and confirm for reasonableness our monthly valuations of our Debt Investments and other securities for which market quotations or other observable inputs are not readily available. However, such valuations are based on information provided by the Adviser, which information will not be verified by our independent valuation advisor. While the independent valuation advisor reviews for reasonableness the assumptions, methodologies and valuation conclusions applied by the Adviser for our property and certain Debt Investments and other securities valuations as set forth in our valuation guidelines, the independent valuation advisor is not responsible for, and does not calculate, our NAV, and the Adviser is ultimately and solely responsible for the determination of our NAV.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. In recent months, there has been limited transaction volume in private real estate which increases the degree of difficulty in determining appropriate valuations. There will be no retroactive adjustment in the valuation of such assets, the purchase price of our shares, the price we paid to repurchase our shares or NAV-based fees we paid to the Adviser and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price a shareholder will pay for our shares in our private offering is generally based on the NAV per share on the last calendar day of the immediately preceding month, and the price at which their shares may be repurchased by us pursuant to our share repurchase plan is generally based on the NAV per share as of the last calendar day of the first month of the calendar quarter, a shareholder may pay more than realizable value or receive less than realizable value for their investment.
Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
We anticipate that the annual appraisals of our consolidated properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are considered by the Adviser for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our shares from those previously reported. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our shares to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s determination of our monthly NAV per share will be based in part on (i) annual appraisals of each of our properties provided by independent third-party appraisal firms in individual appraisal reports, and (ii) monthly valuations of our real estate, debt, Debt Investments, and other securities for which market prices or other observable inputs are not readily available provided by the Adviser (with valuations of real estate, debt, and Debt Investments reviewed by the independent valuation advisor as applicable), each in accordance with valuation guidelines approved by our Board of Trustees. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our real estate and Debt Investments, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and Debt Investments or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either shareholders who repurchase their shares, or shareholders who buy new shares, or existing shareholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by the Adviser and State Street Bank and Trust Company, a third-party firm that provides us with certain administrative and accounting services, to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase our shares, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles. These valuations may differ from liquidation values that could be realized if we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our shares and the amount of the Adviser’s management fee and the Special Limited Partners’ performance participation allocations. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our shares were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partners’ performance participation allocations, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—NAV and NAV Per Share Calculation.”

You may have current tax liability on distributions you elect to reinvest in our shares.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our shares to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Our operations are highly dependent on the information systems and technology of Blue Owl, the indirect affiliate of our Adviser, which has implemented a cybersecurity management program. Below are details Blue Owl has provided to us regarding its cybersecurity program that are relevant to us.
Cybersecurity Processes and Risk Assessment
Blue Owl’s cybersecurity program is focused on (i) protecting confidential business, client, investor and employee information that they store or process; (ii) maintaining the security and availability of Blue Owl’s systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and Blue Owl’s responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and employee information that Blue Owl stores or processes, and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Blue Owl’s Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to Blue Owl’s critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information through Blue Owl’s systems and infrastructure, including by cyber attacks. Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations as appropriate and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and helping identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third-party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third-party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate. Blue Owl has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks

Blue Owl has developed an incident response framework to identify, assess, manage, and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl’s management, their audit committee or their board of directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with senior members of Blue Owl’s management, their audit committee or their board of directors, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by Blue Owl’s IT Management as part of its responsibility for enterprise-wide cybersecurity strategy, policies, implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes and various other technological and administrative safeguards. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
Our Board of Trustees has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity risk, to the audit committee of the Board of Trustees (the “Audit Committee”). Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as as well as our full Board of Trustees, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2025, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Operations—Cybersecurity risks and cyber security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships.” and “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Operations—Increased data protection regulation may result in increased complexities and risks in connection with the operation of our business and our products.” Additionally, although Blue Owl has insurance coverage for cybersecurity events, there can be no assurance that Blue Owl will be able to maintain its insurance coverage or it will be enough to cover the cost associated with one or more cybersecurity events.
ITEM  2.    PROPERTIES
Our corporate headquarters are located at 150 N Riverside Plaza, 37th Floor, Chicago, IL, 60606. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. For an overview of our real estate investments, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Portfolio.”

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of December 31, 2025, we were not involved in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Shares
Our common shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares. The Private Offering consists of three classes of our common shares: Class S shares, Class D shares, and Class I shares.
Class E shares are generally only available to (1) the Adviser and its affiliates, (2) employees and certain consultants of the Adviser, Blue Owl, or their affiliates, (3) Other Blue Owl Accounts, and (4) the Company’s officers and trustees. The Class E shares are not subject to management fees payable to the Adviser or the performance participation allocation payable to the Special Limited Partners.
As of March 10, 2026, there were 4,113 holders of record of our Class S shares, 5 holders of record of our Class D shares, 1,948 holders of record of our Class I shares, and 15 holders of record of our Class E shares.
The share classes have different upfront transaction fees and ongoing shareholder servicing fees. Other than the difference in upfront transaction fees and ongoing shareholder servicing fees, Class S, Class D, and Class I shares have the same economic and voting rights. Class E shares have the same voting rights; however, the Company does not pay a management fee or performance participation allocation expense with respect to the Class E shares.
The Dealer Manager, an affiliate of the Adviser, serves as the dealer manager for the Private Offering. No upfront selling fees will be paid to the Company or Dealer Manager with respect to the Class S, Class D, Class I, and Class E shares, however, for Class S and Class D shares that are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, limited to a percent of the purchase price per share.
The following table details the upfront transaction fees and ongoing shareholder servicing fees:

	Class S	Class D	Class I	Class E
Transaction fees (% of purchase price)	up to 3.50%	up to 1.50%	—%	—%
Shareholder servicing fees (% of NAV)	0.85%	0.25%	—%	—%
As compensation for its services provided pursuant to the Advisory Agreement, the Company pays the Adviser a management fee equal to 1.25% of NAV for the Class S shares, Class D, shares and Class I shares per annum payable monthly.
The initial per share purchase price for shares of the Company’s common shares in the Private Offering was $10.00 per share plus applicable upfront selling commissions and other fees. Thereafter, the purchase price per share of each class is equal to the NAV per share for such class as of the last calendar day of the immediately preceding month, plus applicable transaction or other fees, including upfront placement fees or brokerage commissions. Our NAV for each class of shares will be based on the net asset value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deductions of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partners and the deduction of any ongoing service fees specifically applicable to such class of shares). See “—NAV and NAV Per Share Calculation” for more information about the calculation of NAV per share.
The following table presents our monthly NAV per share for each of the four classes of our common shares as of December 31, 2025:

	Class S	Class D	Class I	Class E
December 31, 2025	$10.0604	$10.0604	$10.0604	$10.0849
Net Asset Value
Our Board of Trustees, including a majority of our Independent Trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are intended to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments.
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. The Adviser will calculate the fair value of our real estate properties based on factors it considers relevant, such as data obtained from the Adviser’s experience in the market, the most recent values provided by third-party independent appraisers, and input from brokerage firms or real estate consulting professionals.
Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires us to calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Shareholders should not consider NAV to be equivalent to shareholders’ equity or any other GAAP measure.
Valuation of Investments
Consolidated Properties
For the purposes of calculating our monthly NAV, our properties will generally be valued using the income capitalization approach (direct capitalization or discounted cash flows), subject to any variation pursuant to our valuation guidelines. In accordance with GAAP, we determine whether the acquisition of a property qualifies as an asset acquisition or business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs associated with business combinations.
Each property will be valued by the independent valuation adviser or other independent third-party appraisers at least annually. Properties purchased or treated as a portfolio may be valued as a single asset. Upon conclusion of the appraisal, the appraisal firm prepares a written report with an estimated range or stated amount of gross market value of the property.
The Adviser will value our properties monthly, based on current material market data and other information deemed relevant, either directly by the Adviser with review and positive assurance provided by our independent valuation advisor, or through a monthly appraisal performed by the independent valuation advisor. In either case, such reviews are based on asset and portfolio level information provided by the Adviser, including historical or forecasted operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures, the then-most recent annual third-party appraisals, and any other information relevant to valuing the real property, which information will not be independently verified by our independent valuation advisor.
The Adviser will monitor our properties for events that the Adviser believes may be expected to have a material impact on the most recent estimated values of such property, and will notify our independent valuation advisor of such events. If, in the opinion of the Adviser, an event becomes known to the Adviser (including through communication with our independent valuation advisor) that is likely to have any material impact on previous values of the affected properties, the valuation of such properties may be adjusted either directly by the Adviser (subject to the review and positive assurance provided by the appraisal firm). If deemed appropriate by the Adviser and/or our independent valuation advisor, any necessary adjustment will be determined as soon as practicable. If only appraised once annually, an annual appraisal may also trigger an adjustment in the value of a property when received.
Real estate appraisals will be reported on a free and clear basis (for example, without taking into consideration any mortgage on the property), irrespective of any property level financing that may be in place. We expect to use the income capitalization approach (direct capitalization or discounted cash flows) as the primary methodology to value properties. In the direct capitalization method, a capitalization rate is applied to the forward 12 months net operating income of each property to derive fair market value. In the discounted cash flow methodology, a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by the assumed new buyer’s normalized weighted average cost of capital for the subject property. Consistent with industry practices, the income approach may incorporate subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value properties include sales comparisons and replacement cost approaches. Under the sales comparison approach, the independent third-party appraiser develops an opinion of value by comparing the subject property to similar, recently sold properties in the surrounding or competing area. The replacement cost approach relies on the principle of substitution, which holds that when a property is replaceable in the market, its value tends to be set at the cost of acquiring an equally desirable substitute property, assuming that no costly delay is encountered in making the substitution. In cases where the appraisals are performed on an annual basis and provide an estimated range of gross values, the Adviser’s determination of the appropriate valuations for our properties based on the range of values provided in such reports and any subsequent updates to the valuation of our properties made by the Adviser involve subjective judgments, the estimated fair value of our assets that will be included in our NAV may not reflect the liquidation value or net realizable value of our properties.
Unconsolidated Properties Held Through Joint Ventures
Unconsolidated properties held through joint ventures generally will be valued in a manner that is consistent with the guidelines and standards described above for consolidated properties, except that portfolios of unconsolidated properties may be classified in groups based on certain factors, including property status (e.g., vacant, operating), type of property (e.g., retail, manufacturing), regional location of property, and remaining lease term. The independent valuation advisor or third-party independent appraiser will provide positive assurances or appraisals on the values of a portion of the properties in each group of such an unconsolidated portfolio each month, with each property receiving a positive assurance or appraisal from the independent valuation advisor or third-party independent appraiser on an annual basis or more frequently. In addition, annual third-party appraisals will be performed on all properties in each group of such an unconsolidated portfolio each year.
Once we determine the fair value of any other assets and liabilities of the joint venture, the value of our interest in the joint venture will then be determined by the Adviser using a hypothetical liquidation calculation to value our interest in the joint venture, which is a percentage of the joint venture’s NAV. Unconsolidated properties held in a joint venture that acquires multiple properties over time may be valued as a single investment.
Valuation of Debt Investments and Other Securities
In general, Debt Investments and other securities will be valued by the Adviser based on market quotations or at fair value determined in accordance with GAAP. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.
Readily available market quotations
Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of our debt investments and other securities. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly-traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.
No readily available market quotations
If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information, or broker-dealer quotations).
Certain investments, such as mortgages, mezzanine loans, preferred equity, or private company investments, are unlikely to have market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance.

Liabilities
We will include the fair value of our liabilities as part of our NAV calculation. We expect that these liabilities will include the fees payable to the Adviser and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partners, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Liabilities related to ongoing servicing fees will be allocable to a specific class of shares and will only be included in the NAV calculation for that class, as described below. Our debt will be valued at fair value in accordance with GAAP. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through the first anniversary of the date of the first close the Company will not be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs. The Adviser’s valuation of each investment’s liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure will not be reviewed by the independent valuation advisor or appraised.
NAV and NAV Per Share Calculation
Each class has an undivided interest in our assets and liabilities, other than class-specific, ongoing servicing fees. In accordance with the valuation guidelines, our NAV per share for each class is determined as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) each of our properties, (2) our debt investments and other securities for which third-party market quotes are available, (3) our other debt investments and other securities, and (4) our other assets and liabilities. The NAV for each class of shares is based on the net asset values of our investments (including debt investments and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partners and the deduction of any ongoing servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is generally available on or around the fifteenth calendar day after the last calendar day of each month. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, any class-specific adjustments are incorporated into our NAV, including additional issuances and repurchases of our common shares and accruals of class-specific ongoing servicing fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

Our total NAV presented in the following tables includes the NAV of our Class S, Class D, Class I, and Class E shares, as well as the partnership interests of ODIT OP held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2025 (dollars are in thousands):

Components of NAV	December 31, 2025
Cash and cash equivalents	$186,005
Restricted cash	9,972
Investments in real estate	3,286,558
Debt investments	28,574
Intangible assets	522,066
Other assets	22,526
Intangible liabilities	(516,534)
Secured mortgage loans and notes	(1,801,318)
Due to affiliates	(13,412)
Accounts payable and accrued expenses	(46,916)
Other liabilities	(16,368)
Net Asset Value	$1,661,153
Number of outstanding shares/units	164,946,387
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2025 (dollars are in thousands, except for per share amounts):

NAV per share	Class S Shares	Class D Shares	Class I Shares	Class E Shares (1)	Class I OP Units (2)	Class E OP Units(2)	Total
NAV	$571,770	$21,761	$328,983	$705,943	$26,765	$5,931	$1,661,153
Number of outstanding shares/units	56,833,906	2,163,000	32,700,920	70,000,100	2,660,420	588,041	164,946,387
NAV Per Share/Unit as of December 31, 2025	$10.0604	$10.0604	$10.0604	$10.0849	$10.0604	$10.0849
__________________
(1)Includes 100 Class E shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of ODIT OP held by parties other than the Company.
The following table details the weighted averages of the key assumptions in the discounted cash flow methodology used in valuation by geographical region as of December 31, 2025:

Property Type	Discount Rate	Capitalization Rate
Midwest	7.5%	5.9%
Southeast	8.2%	5.9%
Southwest	7.8%	6.0%
West	7.4%	6.1%
These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Midwest	Southwest	Southeast	West
Discount Rate	0.25 % Decrease	+1.9%	+2.0%	+2.0%	+1.8%
(weighted average)	0.25 % Increase	(1.9)%	(2.0)%	(2.0)%	(1.7)%
Capitalization Rate	0.25 % Decrease	2.7%	2.8%	2.9%	2.1%
(weighted average)	0.25 % Increase	(2.5)%	(2.6)%	(2.7)%	(2.0)%

The following table reconciles shareholders’ equity and ODIT OP partners’ capital per our Consolidated Balance Sheet to our NAV (in thousands):

December 31, 2025
Shareholders’ equity	$1,566,303
Non-controlling interests attributable to ODIT OP	32,159
Redeemable common shares	1
Total partners' capital of ODIT OP under GAAP	1,598,463
Adjustments:
Accrued shareholder servicing fee	34,438
Accrued organization and offering costs	7,010
Accrued distributions (1)	(6,184)
Accumulated depreciation and amortization under GAAP	17,777
Unrealized net real estate and debt investments appreciation	10,720
Straight-line rent	(1,071)
NAV	$1,661,153
(1) Distributions accrued for purposes of calculating NAV as of December 31, 2025 but not accrued under US GAAP.

The following details the adjustments to reconcile GAAP shareholders’ equity and total partners’ capital of ODIT OP to our NAV:
•Under GAAP, we accrue the ongoing shareholder servicing fee as an offering cost at the time we sell the Class S and Class D shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis when such fee is paid.
•The Adviser agreed to advance certain organization and offering costs on our behalf through December 1, 2026. Such costs will be reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning December 1, 2026. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV. Our financial leverage (“Debt”) are presented at their amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.
•In accordance with GAAP, the Company accrues interest income from Investments in leases – Financing receivables under the effective interest method. Interest income in excess of the payment is recorded as interest receivable, which is not recognized for purposes of calculating NAV.
•We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments and their impact on deferred taxes are excluded for purposes of calculating NAV.
Distributions
As of December 31, 2025, we had not declared any monthly distributions on our common shares. On January 14, 2026, we declared our first distribution at a rate of $0.0375 per share for each outstanding class of our common shares, payable to shareholders of record immediately following the close of business on December 31, 2025. Distributions are paid in cash or reinvested in common shares for shareholders participating in the Company’s distribution reinvestment plan.
Unregistered Sales of Equity Securities
We are conducting the Private Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D and/or Regulation S thereunder and applicable state securities laws. The table below details the common shares sold in the Private Offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration (3)
December 2025 (1) (2)	161,697,826	$1,621,094
Total	161,697,826	$1,621,094
(1)     Includes 56,833,906 of Class S common shares, 2,163,000 of Class D common shares, 32,700,920 of Class I common shares, and 70,000,000 of Class E common shares.
(2)    Includes 922,354 shares attributable to certain limited partners of the BODI I Funds in connection with their in kind contribution of interests in the Subject Assets to the Company, based on an initial purchase price per unit of $10.00.
(3)     Includes upfront selling commissions for Class S and Class D shares of $4,116.

On May 20, 2025, we issued and sold 100 of our Class E shares to Blue Owl Capital Holdings, for an aggregate price of $1.0 thousand. These shares were issued and sold in reliance upon the exemption from registration requirements of Section 4(a)(2) of the Securities Act.
On December 1, 2025, the Company issued 2,660,420 Class I OP Units and 588,042 Class E OP Units to certain limited partners of the BODI Funds in connection with their in-kind contribution of interests in the Subject Assets to the Company, based on an initial purchase price of $10.00.
Share Repurchases
Our Board of Trustees has adopted the Share Repurchase Plan which will commence after the first full fiscal quarter following the initial closing of the Private Offering, whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. The Share Repurchase Plan is limited to no more than 3% aggregate NAV per calendar quarter (measured under the average aggregate NAV as of the end of the immediately preceding three months).
Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our Board of Trustees may modify or suspend the Share Repurchase Plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter will be repurchased on a pro rata basis.
The Company did not repurchase any of its common shares during the period from Inception through December 31, 2025.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blue Owl Digital Infrastructure Trust,” “Company,” “we,” “us,” or “our” refer to Blue Owl Digital Infrastructure Trust and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I. Item 1A — Risk Factors” in this Annual Report on Form 10-K. Dollars are in thousands, except for per share amounts.
Overview
Blue Owl Digital Infrastructure Trust is a Maryland statutory trust formed on April 7, 2025. The Company invests primarily in stabilized, development, and value-add digital infrastructure investments. To a lesser extent, we may also invest in Debt Investments. The Company is the sole general partner of ODIT OP, and we own, and plan to continue to own, substantially all of our assets through ODIT OP. We are externally managed by the Adviser. The Company’s principal business is the acquisition, ownership, financing and leasing of stabilized, development, and value-add digital infrastructure assets leased to primarily investment-grade and creditworthy customers, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment.

The Company is a non-listed, perpetual life investment vehicle. We intend to elect and qualify as a REIT under the Code, for U.S. federal income tax. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
As of December 31, 2025, we have received net proceeds of $1,649,463 from the sale of our common shares, including shares issued to certain limited partners of the BODI Funds in connection with their in-kind contribution of interests in the Subject Assets to the Company, based on an initial purchase price of $10.00. We have contributed the net proceeds to ODIT OP in exchange for a corresponding number of Class S, Class D, Class I, and Class E OP Units. ODIT OP has primarily used the net proceeds to make investments in real estate and Debt Investments as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
Emerging Growth Company Status
We are and we will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1,235,000, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700,000 as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1,000,000 in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Recent Developments
Our business is impacted by conditions in the financial markets and economic conditions in the United States. and to a lesser extent, globally.
During the fourth quarter of 2025, global equity and debt markets saw appreciation despite some elevated volatility in the third quarter, with U.S. equity indices reaching new all-time highs while credit spreads remained relatively tight. The 10-year Treasury yield ended the quarter approximately flat quarter over quarter and down approximately 40 basis points from the beginning of the year, and the Federal Reserve cut the federal funds rate by an additional 50 basis points during the fourth quarter following a 25 basis point cut in September 2025.
Industry valuations and transaction volumes remain under pressure due to a combination of the announcement of tariffs, increased vacancy rates, and uncertainty around future capital availability. In contrast, the Adviser’s real assets business continued to deploy significant capital.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and we are assessing the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy, and our Condensed Consolidated financial statements. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business and Operations” in this Annual Report on Form 10-K.
2025 Highlights (Results of Operations)

Operating Results
•As of December 31, 2025, we had not declared any monthly distributions on our common shares. The details of the total returns are shown in the following table:

	Class S	Class D	Class I	Class E
Inception-to-Date Total Return, without upfront selling commissions (1)	11.47%	12.13%	12.40%	15.72%
Inception-to-Date Total Return, assuming maximum upfront selling commissions (1)	(26.23)%	(6.22)%	N/A	N/A
__________________
(1)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods less than one year is annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investments
•Acquired 11 data centers with a total purchase price of $1,523,792, including transaction costs and net of assumed debt and customary prorations, during the period from Inception through December 31, 2025. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, digital infrastructure assets leased to investment-grade and creditworthy customers.
Capital Activity and Financings
•Issued 161,697,826 common shares, including shares issued as consideration for the Initial Portfolio, with a value of $1,616,979, during the period from Inception through December 31, 2025.
•Incurred secured mortgage loans and notes with outstanding principal balances of $1,775,000 and $30,578, respectively, of which $1,775,000 and $28,186, respectively, were assumed as part of the Initial Portfolio transaction.
Overall Portfolio
•Our portfolio as of December 31, 2025 consisted of investments in real estate (99%) and Debt Investments (1%), based on fair value.
•Our 11 wholly owned properties as of December 31, 2025, consisted of assets located in the Midwest (22%), Southeast (18%), Southwest (18%), and West (42%) regions of the United States based on fair value.
•Our Debt Investments as of December 31, 2025, consisted of CMBS. For further details on credit ratings and underlying real estate collateral, refer to “Investment Portfolio – Debt Investments”.
Investment Portfolio

Real Estate Investments
The following charts describe the diversification of our wholly owned portfolio by geographical region (1) based on fair value and customer credit ratings (2) based on NTM rent as of December 31, 2025:
(1)     Region weighting is measured as the gross asset value of our consolidated real estate investments against the total asset value of all consolidated real estate investments.
(2)    Customer credit rating weighting is based on the next twelve months (“NTM”) base rent of our customers against the total NTM rental income of all our customers.

The following table provides a summary of our wholly owned real estate portfolio as of December 31, 2025 (dollars in thousands):

Region	Number of Properties	Megawatts	Occupancy Rate (1)	Average Effective NTM Rent Per Leased Megawatt (2)	Gross Asset Value (3)	NTM Rent (2)	Percentage of Total Revenue
Midwest	3	43	100%	$1.3	$712,420	$54,944	24%
Southeast	2	24	95%	$0.8	586,420	20,384	9%
Southwest	2	28	100%	$1.5	594,630	41,805	19%
West	4	68	100%	$1.6	1,398,620	107,867	48%
Total	11	163			$3,292,090	$225,000	100%
__________
(1)Occupancy Rate is calculated as the percentage of leased megawatts.
(2)The term “NTM” refers to base rental income for the next twelve months.
(3)Based on fair value as of December 31, 2025.

Real Estate and Leases
The following table provides information regarding our wholly owned investments as of December 31, 2025:

Investment	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Megawatts	Occupancy Rate (1)
Midwest:
CHI01A	1	Elk Grove Village, IL	December 2025	100%	16	100%

CHI01B	1	Elk Grove Village, IL	December 2025	100%	24	100%
NAL01A	1	New Albany, OH	December 2025	100%	3	100%

Southeast:
ATL01A	1	Alpharetta, GA	December 2025	100%	7	90%
NVA01A	1	Sterling, VA	December 2025	100%	17	100%

Southwest:
DFW01A	1	Plano, TX	December 2025	100%	21	100%
DFW01B	1	Plano, TX	December 2025	100%	7	100%

West:
POR01A	1	Hillsboro, OR	December 2025	100%	5	100%
POR02A	1	Hillsboro, OR	December 2025	100%	23	100%
SVY01A	1	San Jose, CA	December 2025	100%	9	100%
SVY01B	1	San Jose, CA	December 2025	100%	31	100%
Total	11				163
__________________
(1)Occupancy Rate is calculated as the percentage of leased megawatts.

Lease Expirations
The following schedule details the expiring leases at our wholly owned real estate properties by the NTM rent and leased megawatts as of December 31, 2025 (dollars in thousands):

Year	Number of Expiring Leases	NTM Rent	% of Total NTM Rent Expiring	Megawatts	% of Total Megawatts Expiring
2026	5	$11,783	5%	18	11%
2027	12	16,510	7%	10	6%
2028	5	11,712	5%	7	4%
2029	5	13,154	6%	7	4%
2030	6	28,641	13%	18	11%
2031	5	35,007	16%	25	15%
2032	2	4,890	2%	4	2%
2033	—	—	—%	—	—%
2034	3	37,415	17%	29	18%
2035	—	—	—%	—	—%
Thereafter	34	65,888	29%	45	29%
Total	77	$225,000	100%	163	100%
__________
(1)The term “NTM” refers to base rental income for the next twelve months.

Debt Investments
As of December 31, 2025, the Company’s Debt Investments consisted of CMBS, which are detailed in the following tables:

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR +3%	5/19/2043	$28,388	$28,574	$28,574
__________________
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.

Results of Operations
The following table sets forth the results of our operations for the period from Inception through December 31, 2025. There is no comparative information yet available as operations commenced on December 1, 2025:

December 31, 2025
Revenues
Rental revenue	$29,499
Total revenues	29,499

Expenses
Rental property operating	13,329
General and administrative	817
Management fee	995
Performance participation allocation	1,319
Depreciation and amortization	18,436
Total expenses	34,896
Other income (expense), net
Interest expense	(8,026)
Other income, net	315
Total other expense, net	(7,711)
Net loss	(13,108)
Net loss attributable to non-controlling interests	383
Net loss attributable to ODIT shareholders	$(12,725)
Net loss per Class S, Class D, and Class I common share – basic	$(0.09)
Net loss per Class E share – basic	$(0.07)
Net loss per Class S, Class D, and Class I common share – diluted	$(0.09)
Net loss per Class E share – diluted	$(0.07)
Weighted-average Class S, Class D, and Class I common shares outstanding, basic	91,697,826
Weighted-average Class E shares outstanding, basic	70,000,100
Weighted-average Class S, Class D, and Class I common shares outstanding, diluted	94,358,246
Weighted-average Class E shares outstanding, diluted	70,588,142
Rental revenue
Rental revenue from our property operations was $29,499 for the period from Inception through December 31, 2025. Our revenues consist of rental revenue from the 11 operating properties acquired as the Initial Portfolio.
Rental property operating expenses
Rental property operating expenses were $13,329 for the period from Inception through December 31, 2025. Our rental property operating expenses primarily include utilities, real estate taxes, insurance, and common area maintenance costs for the Initial Portfolio.
General and administrative expenses
General and administrative expenses were $817 for the period from Inception through December 31, 2025. Our general and administrative expenses primarily include organizational expenses of the Company.

Management fee
The management fee for the period from Inception through December 31, 2025 was $995. The management fee is primarily driven by our NAV.
Performance participation allocation
Performance participation allocation was $1,319 for the period from Inception through December 31, 2025. Our performance participation allocation expense is our NAV in excess of the required 5% return.
Depreciation and amortization
Depreciation and amortization was $18,436 for the period from Inception through December 31, 2025. Our depreciation and amortization expense is related to our acquired assets at our operating properties.
Interest expense, net
Interest expense, net was $8,026 for the period from Inception through December 31, 2025. Our interest expense is is related to our secured mortgage loans and notes net of amortization on the discount on assumed debt.
Other income, net
Other income, net was $315 for the period from Inception through December 31, 2025. Our Other income, net is primarily interest income earned during the period.
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business with immediate liquidity comprised of cash and cash equivalents of $186,005 and availability under the variable funding notes of $69,422 as of December 31, 2025. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $1,607,755 for the period from Inception through December 31, 2025. Additionally, we may incur indebtedness secured by our Debt Investments, borrow money through unsecured financings, or incur other forms of indebtedness.
Our primary liquidity needs are to fund our investments, make distributions to our shareholders, repurchase common shares pursuant to our Share Repurchase Plan, pay operating expenses, fund capital expenditures, and repay indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that ODIT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partner elect to receive such payments in cash, or subsequently redeem shares or OP Units previously issued to them.
Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of common shares and through the incurrence or assumption of debt. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We expect to be able to refinance debt obligations maturing in the near term through the use of available cash on hand, capacity on our variable funding notes, additional capital raise activity, or exercising existing extension options.
We continue to believe that our current liquidity position is sufficient to meet the need of our expected investment activity.

Capital Resources
As of December 31, 2025, our consolidated indebtedness included borrowings under our mortgage loans and variable funding notes. The following table is a summary of our indebtedness as of December 31, 2025:

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date(4)	Maximum Facility Size	Principal Balance Outstanding at December 31, 2025
Mortgage loans
Secured fixed rate ABS loans (2)	4.82%	6/24/2028	N/A	$1,775,000
Variable funding notes
Secured variable rate funding notes (3)	S + 1.85%	5/27/2028	100,000	30,578
Total indebtedness				$1,805,578
_______________
(1)The term “S” refers to the relevant floating benchmark rate, which is the 30-day SOFR.
(2)The secured ABS mortgage loans have fixed interest rates ranging from 1.88% to 5.90% and anticipated repayment maturity dates ranging from March 2026 to May 2030.
(3)The secured variable funding notes bears interest based on the term SOFR plus a 10 basis point adjustment, plus a margin of 175 basis points. The maturity date of May 27, 2028 excludes the impact of certain extension options.
(4)The maturity date on our secured fixed rate ABS loans is the anticipated repayment date.

On December 1, 2025, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class D shares, Class I shares, and Class E shares).
As of March 10, 2026, we had received net proceeds of $1,719,383 from selling an aggregate 171,867,232 common shares in the private offering (consisting of 63,438,681 Class S shares, 2,465,395 Class D shares, 35,879,926, Class I shares, and 70,083,230 Class E shares).
Cash Flows
Cash flows provided by operating activities were $44,139 for the period from Inception through December 31, 2025. The cash flows provided by operating activities were primarily driven by operations of the 11 assets acquired in the Initial Portfolio.
Cash flows used in investing activities were $1,458,435 for the period from Inception through December 31, 2025. The cash flows used in investing activities were primarily due to the acquisition of the Initial Portfolio, as well as investments in real estate debt.
Cash flows provided by financing activities were $1,610,272 for the period from Inception through December 31, 2025. The cash flows provided by financing activities were primarily due to net proceeds received from the issuance of common shares.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”
Investments in Real Estate
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, customer improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. Tangible assets include land and improvements, buildings, infrastructure, and construction in process. The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) the Company’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The Company records acquired in-place lease values based on the Company’s evaluation of the specific characteristics of each customer’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes utilities, real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.
Recent Accounting Pronouncements
See “Notes to Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of December 31, 2025.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$1,805,578	$400,000	$1,060,578	$345,000	$—
Organization and offering costs	7,584	126	3,034	3,034	1,390
Total	$1,813,162	$400,126	$1,063,612	$348,034	$1,390
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense. As of December 31, 2025, the outstanding principal balance of our indebtedness was $1.8 million and consisted of mortgage loans and variable rate funding notes.
Our secured variable funding note indexed to one-month SOFR. For the period from Inception through December 31, 2025, a 10 basis point increase in the SOFR would have resulted in an inconsequential increase in interest expense. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Debt Investments
As of December 31, 2025, we held $28.6 million of floating-rate debt investments, which are reported at fair value on our Consolidated Balance Sheet. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the period from Inception through December 31, 2025, a 50 basis point increase or decrease in the Reference Rates would have resulted in an inconsequential increase or decrease to income from debt investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear in the accompanying consolidated financial statements beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).
ITEM 9B.    OTHER INFORMATION
During the period from Inception through December 31, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We operate under the direction of our Board of Trustees. Our Board of Trustees has retained the Adviser to manage the acquisition and dispositions of our investments, subject to the Board of Trustees’ supervision.
Board of Trustees and Executive Officers
Information regarding the Board of Trustees and executive officers is set forth below:

Name	Age*	Position	Position Held Since
Matthew A'Hearn	48	Chief Executive Officer, President, and Trustee	2025
Marc Zahr	46	Trustee	2025
Alan Kirshenbaum	54	Trustee	2025
Kevin Halleran	43	Chief Financial Officer	2025
Jesse Hom	42	Chief Investment Officer	2025
Brad Berkley	52	Chief Operating Officer	2025
Nitin Sathe	49	Secretary	2025
Rick Buoncore	69	Trustee	2025
Fred Cummings	59	Trustee	2025
Michael Mackey	59	Trustee	2025
Jonathan Shames	64	Trustee	2025
__________________
*As of January 1, 2026
We currently have a seven-member board. Our Board of Trustees may change the number of trustees, but not to fewer than three nor more than fifteen, unless we amend our bylaws. Our Declaration of Trust does not require a minimum number of Independent Trustees, but the Board of Trustees has determined that Rick Buoncore, Fred Cummings, Michael Mackey, and Jonathan Shames are Independent Trustees, giving the Company a majority independent Board of Trustees. We expect the Board to continue to have a majority of Independent Trustees, except for a period of up to 60 days after the death, removal, or resignation of an Independent Trustee pending the election of a successor Independent Trustee. Each trustee has at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets being acquired by the Company.
Each trustee will serve until his or her resignation, removal, death, dissolution, termination of legal existence, adjudication of legal incompetence or until the election and qualification of his, her or its successor. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed in certain limited circumstances by the shareholders upon the affirmative vote of shareholders entitled to cast at least a two-thirds of all the votes entitled to be cast generally in the election of trustees. A vacancy on our Board of Trustees resulting from any cause other than removal by the shareholders, may be filled only by a vote of a majority of the remaining trustees, or in the case of election of an Independent Trustee, after nomination by a majority of the remaining Independent Trustees (if any remaining trustees are Independent Trustees). A vacancy on our Board of Trustees resulting from removal by the shareholders may be filled only by the shareholders.
Our Board of Trustees will generally meet quarterly or more frequently if necessary. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Adviser and on information provided by the Adviser. As part of our trustees’ duties, the Board will supervise the relationship between us and the Adviser. Our Board of Trustees is empowered to approve the payment of compensation to trustees for services rendered to us.
Our Board of Trustees has adopted written policies on investments and borrowings, the general terms of which are set forth in this Annual Report on Form 10-K. The Board of Trustees may revise these policies or establish further written policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. Our Board of Trustees, including a majority of our Independent Trustees, will review our investment policies with sufficient frequency, and at least annually, to determine that they are in our best interest.
Biographical Information
Trustees
Our trustees have been divided into two groups — Independent Trustees and Non-Independent Trustees.
Non-Independent Trustees
Matthew A’Hearn has served as our Chief Executive Officer and President since our Inception and has served as a trustee since August 2025. Matt A'Hearn is a Senior Managing Director at Blue Owl and is the Head of Digital Infrastructure and has served in such role since January 2025. In his role, he is responsible for leading the overall management of Digital Infrastructure, including strategy, investments, and portfolio management as well as other corporate initiatives. Mr. A’Hearn also serves as Chairman of the Digital Infrastructure Investment Committee. Before joining Blue Owl, Mr. A’Hearn was the Managing Partner and a Founder of IPI Partners (“IPI”), the predecessor firm to Blue Owl Digital Infrastructure. Prior to IPI, Mr. A’Hearn led the global investment banking practice in the communications infrastructure sector at Moelis & Company LLC (“Moelis”). Prior to joining Moelis, Mr. A’Hearn was in the investment banking groups at Bank of America Merrill Lynch and UBS. Mr. A’Hearn began his career as an investment banking analyst at Donaldson, Lufkin & Jenrette. Mr. A’Hearn received his B.S. in Finance from the Kelley School of Business at Indiana University.
Marc Zahr has served as a member of our Board of Trustees since August 2025. Mr. Zahr is the Founder and the President of Blue Owl Real Assets, a division of Blue Owl, and a member of Blue Owl Capital Inc.’s Board of Directors. Mr. Zahr served as the Managing Partner and Chief Executive Officer at Blue Owl Real Assets from September 2009 to December 2021, and has been with Blue Owl since December 2021. Mr. Zahr also serves as the Chairman of the Board of Trustees of the Company and of Blue Owl Real Estate Net Lease Trust, a private placement REIT. As the Head of the Blue Owl Real Assets division, Mr. Zahr is responsible for the overall direction and leadership of all real estate related activities. He manages and oversees the firm’s investment activities which include sourcing, underwriting and negotiating all acquisitions. Mr. Zahr also leads the Real Estate Investment Committees and new product development. Mr. Zahr was honored as one of Crain’s Chicago Business’s 40 Under 40 for 2018. Prior to Blue Owl, Mr. Zahr served as Vice President at American Realty Capital where he was responsible for the analytics and acquisition activities within the company’s real estate portfolios. Mr. Zahr also served as a Fixed Income Trader at TM Associates and an Associate at Merrill Lynch. Mr. Zahr received a B.A. in Communications from the University of Dayton. Mr. Zahr is a valuable member of our Board of Trustees because of his vast real estate experience and his leadership within Digital Infrastructure and Blue Owl.
Alan Kirshenbaum has served as a member of our Board of Trustees since August 2025. Mr. Kirshenbaum is the Chief Financial Officer of Blue Owl Capital Inc. and also serves as the Chief Financial Officer of Blue Owl Real Estate Capital LLC, Blue Owl Technology Credit Advisors LLC, Blue Owl Technology Credit Advisors II LLC, Blue Owl Credit Advisors LLC, Blue Owl Private Credit Fund Advisors LLC, and Blue Owl Diversified Credit Advisors LLC. He has served in these roles since October 2015. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of Blue Owl Capital Corporation (“OBDC”) and Blue Owl Technology Finance Corp. (“OTF”), and as Chief Operating Officer of Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Capital Corporation III (“OBDC III”) and Blue Owl Credit Income Corp. (“OCIC,” together with OTIC, OTF II, OTF, OBDC, OBDC II and OBDC III, the “Blue Owl BDCs”). In addition, Mr. Kirshenbaum served on the boards of OBDC and OBDC II from 2015-2021, OTF from 2018-2021, OBDC III and OCIC from 2020-2021, and OTIC and OTF II from 2021-2024. Prior to Blue Owl, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending (formerly, TPG Specialty Lending, Inc.), a BDC traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting, and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum was also Chief Financial Officer of TPG Special Situations Partners.
From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, he worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and the Jewish Federation of Greater MetroWest NJ. He is also a member of the Georgia Tech University Parent Board and Seton Hall Parents Leadership Council. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University

Stern School of Business. Mr. Kirshenbaum is a valuable member of our Board of Trustees because of his established leadership within Blue Owl, his expertise in accounting and financial reporting matters, as well as his extensive experience in the investment management industry.
Independent Trustees
Rick Buoncore has served as an independent trustee since August 2025. Mr. Buoncore currently serves on the Board of Trustees of Blue Owl Real Estate Net Lease Trust. He has served as Managing Partner of MAI Capital Management, LLC (“MAI”) since February 2007. He joined MAI in 2007 as a result of the acquisition of McCormack Advisers International by BC Investment Partners (“BC”) for which Rick was a founding partner. Prior to the acquisition, Mr. Buoncore served as Managing Partner of BC from 2005 to 2007 which offered wealth advisory services to individuals and families. The merged entity was renamed to MAI and is based in Cleveland, Ohio. Prior to BC, Mr. Buoncore was Chief Executive Officer for Victory Capital Management, a subsidiary of KeyCorp, from 1999 to 2005. He joined Spears, Benzak, Salomon & Farrell, Inc. (“SBSF”), a New York based investment management firm, in 1991 as Managing Director and Chief Financial Officer. SBSF later became a division of Victory known as Victory SBSF. Mr. Buoncore worked for KPMG from 1978 until 1985 as an audit manager, specializing in Real Estate. Thereafter he worked for Shearson Lehman Brothers from 1985 to 1991 as Senior Vice President in the Investment Banking Division of Lehman Brothers specializing in cable, cellular, and other media industry transactions. While no longer active in public accounting, he began his career as a Certified Public Accountant. Mr. Buoncore is a member of the AICPA and NYS Society of CPAs and received a B.S. in Accounting from Fordham University. Mr. Buoncore is a valuable member of our Board of Trustees because of his extensive experience in wealth advisory and investment management industries.
Fred Cummings has served as an independent trustee since August 2025. Mr. Cummings has served as the President and Founder of Elizabeth Park Capital Management since February 2008. He serves as Portfolio Manager for the privately held, alternative asset management firm focused on long/short equity, event-driven, and customized investment opportunities in the banking sector. Mr. Cummings is an investment and banking portfolio manager with 30+ years’ industry experience leading disciplined, client-focused investment practices. Prior to founding Elizabeth Park, Mr. Cummings achieved a distinguished 17-year career at KeyBanc Capital Markets as one of the sell-side’s foremost Senior Analysts covering the banking sector. He additionally served as a Senior Analyst for FSI Group, a financial services hedge fund. He launched his career at McDonald & Co. as a sell-side Junior Analyst. He actively supports Oberlin College’s Connect Cleveland Initiative and Business Scholars Speaking Program as an honored guest speaker for 23 consecutive years. Mr. Cummings is an alumnus and ardent supporter of Western Reserve Academy (WRA). Mr. Cummings dedicates his time serving on several boards, including Blue Owl Real Estate Net Lease Trust, The Marshall Project (January 2014 through June 2024), and Nirvana Analytics (since January 2017). He serves as an investment committee member for WRA. Mr. Cummings was named 2017’s Crain’s Cleveland Business Who’s Who and Cleveland.com’s People to Watch in 2015. As an industry expert, he has been featured on various media outlets, including The Wall Street Journal, INC Magazine, Crain’s Cleveland Business, CNN Money and was a cited expert in the recently published book by Wiley called Bank Investing, a Practitioner’s Field Guide. Mr. Cummings received a B.A. in Economics with honors from Oberlin College. Mr. Cummings is a valuable member of our Board of Trustees because of his vast experience and active involvement in alternative asset management and banking industries.
Michael Mackey has served as an independent trustee since August 2025. Mr. Mackey has served as the Executive Vice President at Alliant/Mesirow Insurance Services, Inc., where he oversees insurance and risk management operations for a large team of specialists that services a diverse portfolio of private and public sector entities, since July 2016. With over 30 years of experience in the insurance industry, Mr. Mackey provides clients with targeted risk management solutions in areas such as property and casualty, mergers and acquisitions, restructurings, executive liability, employee benefits, and total cost of risk. His prior experience includes reinsurance and underwriting analysis. Mr. Mackey served as a past Trustee for the State University Retirement System (SURS) and as a Governmental Affairs Chairman for the Professional Independent Insurance Agents of Illinois. He also previously served as a board member for both the Sun-Times Media Holdings, the International Visitors Center of Chicago, and the Greater North Michigan Avenue Association (GNMAA). Prior to that, Mr. Mackey proudly served in the Illinois Army National Guard as a military reservist for six years. Mr. Mackey is currently a Director for the Western Golf Association/Evans Scholars Foundation (WGA ESF) and is on the Board of Trustees of Blue Owl Real Estate Net Lease Trust. Mr. Mackey received a B.B.A. in Finance from Loyola University Chicago. Mr. Mackey is a valuable member of our Board of Trustees because of his extensive experience in the insurance industry, and his expertise in underwriting and risk management solutions.
Jonathan Shames has served as an independent trustee as well as Chairman of the Audit Committee since August 2025. Mr. Shames retired from Ernst & Young LLP in July 2021 after a 38-year career that included senior leadership positions, as well as responsibility for major global accounts, with a particular focus in the Private Equity sector. Mr.

Shames has U.S. and international experience, leading C-suite and board engagements across multiple sectors while also building and leading global, national and local practices. Since August 2022, Mr. Shames has served on the Board of Trustees and as Chairman of the Audit Committee, of Blue Owl Real Estate Net Lease Trust. Mr. Shames currently serves as a senior advisor to the consulting division of Highspring, a management and technology consulting firm that works with leading businesses to address critical finance, technology, and business objectives. In addition, Mr. Shames is involved in various other civic, not-for-profit and other organizations, including Enquire.AI (Chairman, Board of Advisors), a technology-based expert knowledge platform; and Opalvest, an alternative asset management platform (Advisor). He is a licensed CPA and is qualified to serve as a financial expert as prescribed under SEC, NYSE and NASDAQ rules. Mr. Shames received a B.A. in Economics from Colgate University and an M.B.A. in Finance from New York University. Mr. Shames is a valuable member of our Board of Trustees because of his comprehensive experience in audit, accounting and financial reporting matters, across different industries.
Executive Officers
For information concerning the background of Mr. A’Hearn and Mr. Zahr see “—Directors and Executive Officers—Non-Independent Trustees” above.
Kevin Halleran has served as our Chief Financial Officer since our Inception. Mr. Halleran has also served as the Chief Financial Officer of Blue Owl Real Assets, a division of Blue Owl, since May 2022. In this role, Mr. Halleran is responsible for the financial reporting of Blue Owl Real Assets and its subsidiaries. Prior to joining Blue Owl Real Assets, from November 2020 to May 2022, Mr. Halleran served as the Executive Vice President and Chief Financial Officer at Donahue Schriber Realty Group, where he led the organizational restructuring of the company and later facilitated the merger of the company. Prior to joining Donahue Schriber, Mr. Halleran spent more than six years with Starwood Retail Partners LLC from May 2014 to October 2020. There, he was the senior finance executive for the organization and led all aspects of finance and accounting. Mr. Halleran started his career at KPMG and was responsible for multiple private real estate fund and public real estate investment trust clients. Mr. Halleran earned a B.S. in Accounting and Finance from DePaul University in Chicago.
Jesse Hom has served as our Chief Investment Officer since our Inception. Mr. Hom has also served as the Chief Investment Officer of Blue Owl Real Estate Net Lease Trust since March 2025. Mr. Hom is a Senior Managing Director at Blue Owl, the CIO of Blue Owl Real Assets and Head of Real Estate Credit. In his role, he is responsible for the Real Estate platform’s investment and portfolio management activities as well as other real estate and corporate initiatives. Mr. Hom also serves as a member of the investment committees for the Blue Owl Real Assets, Real Estate Credit, and Insurance Solutions groups as well as sits on the Board of Directors of STORE Capital. Prior to joining Blue Owl, he was the Global Head of Real Estate Credit and Capital Markets at GIC, where he focused on driving performance and growth across both GIC’s real estate credit and equity businesses for over 15 years, and before that, he was an investment banking associate at JP Morgan and investment analyst at HEI Hospitality, a hospitality-focused private equity real estate fund. Mr. Hom received his B.S. in Hospitality Management from Cornell University.
Brad Berkley is a Managing Director at Blue Owl and member of the Digital Infrastructure Investment Team. In his role, he is focused on investment management, capital formation and other corporate initiatives. Before joining Blue Owl, Mr. Berkley was the Chief Financial Officer of IPI Partners, the predecessor firm to Blue Owl’s Digital Infrastructure strategy. Prior to IPI Partners, Mr. Berkley was the Chief Financial Officer of Artemis Real Estate Partners, a commercial real estate investment firm headquartered in Washington, D.C. Prior to that, he was the Chief Financial Officer (European Platform), Treasurer, and an acquisition Associate at JER Partners, which was a commercial real estate investment manager headquartered in Washington, D.C. Mr. Berkley began his career as an audit associate in public accounting with Aronson, Fetridge and Weigle (Washington, D.C.) and Arthur Andersen. Mr. Berkley received an MBA from the College of William and Mary and a B.A. from Washington and Jefferson College. He is based in our Dallas, TX office.
Nitin Sathe has served as our Secretary since our Inception. Mr. Sathe has also served as a Managing Director at Blue Owl and member of the Legal Team. In his role, he focuses on supporting Blue Owl’s Digital Infrastructure strategy. Before joining Blue Owl, Mr. Sathe was General Counsel at IPI Partners, LLC, the predecessor firm to Blue Owl’s Digital Infrastructure strategy and General Counsel and Chief Compliance Officer at Iron Point Partners LLC. Prior to that, Mr. Sathe was counsel at Vinson & Elkins LLP from 2003 to 2013, where he focused on transactional and general corporate matters, including mergers and acquisitions, project development, joint ventures, and private equity. Prior to Vinson & Elkins, Mr. Sathe clerked on the United States Court of Appeals for the Eleventh Circuit from 2002 to 2003. Mr. Sathe earned a JD, summa cum laude, from the University of Georgia School of Law and a B.A., magna cum laude, from the University of Georgia.

Duties of Our Executive Officers
Although most of the services provided to the Company by the individuals who are executive officers are in their respective roles as employees of Blue Owl, they have certain duties as executive officers of the Company arising from Maryland law, our Declaration of Trust and our bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our Board of Trustees from time to time.
Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our Board of Trustees from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.
Code of Business Conduct
We have adopted a Code of Business Conduct that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct, as it relates to those also covered by Blue Owl’s code of conduct, operates in conjunction with, and in addition to, Blue Owl’s code of conduct. Our Code of Business Conduct is designed to comply with SEC regulations relating to codes of conduct and ethics.
Our Code of Business Conduct is available on our website, https://www.blueowl.com/repurchase-offers-odit. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.
Policy Prohibiting Insider Trading and Related Procedures
We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the registrant’s securities by trustees, officers, and employees, if any, which we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations. We believe that our Policies and Procedures Regarding Insider Trading and Tipping is reasonably designed to promote compliance with insider trading laws and rules and regulations. The Company has also implemented processes for its own purchases, sales and/or other dispositions of the Company’s securities. A copy of the Policies and Procedures Regarding Insider Trading and Tipping is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Committees
Our entire Board of Trustees is responsible for supervising our business. However, pursuant to our Declaration of Trust and bylaws, our Board of Trustees may delegate some of its powers to one or more committees as deemed appropriate by the Board of Trustees, provided that each committee consists of at least a majority of Independent Trustees. Members of each of the committees discussed below have been appointed by our Board of Trustees.
The Board of Trustees currently has an Audit Committee and may form additional committees in the future.
Audit Committee
The Audit Committee is composed of Mr. Buoncore, Mr. Cummings, Mr. Mackey, and Mr. Shames, all of whom are Independent Trustees. Mr. Shames serves as Chair of the Audit Committee. Our Board of Trustees determined that Mr. Shames is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.
The Adviser may appoint additional trustees to the Board and the Audit Committee from time to time.
In accordance with its written charter which has been approved by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement; (c) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof; (e) pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (f) acts as a liaison between our independent registered public accounting firm and the Board.
ITEM  11.    EXECUTIVE COMPENSATION
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser, Blue Owl or their affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.
None of our executive officers will receive direct compensation from us. Additionally, we do not determine the form and amount of compensation and benefits awarded by the Adviser, Blue Owl or their affiliates to our executive officers for their services to us. Instead, the Adviser, Blue Owl and their affiliates have discretion to determine the form and level of cash compensation and other benefits paid to and earned by our executive officers for their services to us. The Adviser, Blue Owl and their affiliates also determine whether and to what extent our executive officers will be provided with pension, deferred compensation and other employee benefits plans and programs.
We will reimburse the Adviser, Blue Owl, or their affiliates for expenses incurred on our behalf, which may include the compensation, overhead (including rent, office equipment and utilities), and other expenses incurred, charged, or specifically attributed or allocated by the Adviser, Blue Owl, or their affiliates in performing administrative or accounting services for the Company or the Operating Partnership (including legal and compliance, finance, accounting, operations, investor relations, tax, valuation, and internal audit personnel and other non-investment professionals that provide services to the Company; provided, that any such expenses, fees, charges, or related costs shall not be greater than what would be paid to an unaffiliated third party for substantially similar services). See “Part I. Item 1.Business—Our Adviser” and “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Pursuant to the terms of the Administration Agreement, we will reimburse the Adviser, Blue Owl or their affiliates for our portion of the compensation, benefits and related administrative expenses (including travel expenses) paid by the Adviser (or its affiliates) to our executive officers (based on the percentage of time such individuals devote, on the Adviser’s estimated basis, to the business affairs of the Company or in acting on behalf of the Company).
In addition, the Administration Agreement will not require that any of our executive officers dedicate a specific amount of time to fulfilling the Adviser, Blue Owl, or their affiliates’ obligations to us under the Administration Agreement and will not require a specified amount or percentage of the fees under the agreement to be allocated to our executive officers. Instead, members of our management team will be required to devote such amount of their time to our management as necessary and appropriate, commensurate with our level of activity. Furthermore, except as described above, the Adviser, Blue Owl, and their affiliates will not compensate their employees who serve as our executive officers specifically for their services to us, because these individuals also provide investment management and other services to other investment vehicles that are sponsored, managed or advised by affiliates of the Adviser or Blue Owl. Accordingly, the Adviser and Blue Owl have informed us that, aside from amounts reimbursed under the Administration Agreement, they cannot otherwise identify the portion of the compensation awarded to our other executive officers that relates solely to such executives’ services to us.
For the period from Inception through December 31, 2025, we incurred $88,408 and $46,537 in connection with the compensation expenses of Messrs. Halleran and Sathe, respectively, that were specifically attributed to services performed for us and due to be reimbursed to the Adviser, Blue Owl, and/or their affiliates. Pursuant to the terms of the Administration Agreement, we do not reimburse the Adviser, Blue Owl, and/or their affiliates for any compensation paid to Messrs. A’Hearn, Hom, and Berkley.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board of Trustees because we do not directly compensate our executive officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Summary Compensation Table

The following table sets forth all compensation paid to or accrued by our named executive officers for whom we are able to quantify such compensation for services the named executive officer rendered to us during the fiscal years presented.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (1)	All Other Comp (2)	Total
Kevin Halleran Chief Financial Officer	2025	$20,405	$47,223	$20,780	$88,408
Nitin Sathe Secretary	2025	$27,006	$17,505	$2,026	$46,537

(1)     Represents the allocable share of salary and bonus paid by the Adviser, Blue Owl and their affiliates that was reimbursed by the Company pursuant to our Administration Agreement.
(2)     Represents the allocable share of share-based compensation expenses reimbursed by the Company for equity awards made by the Adviser, Blue Owl and their affiliates.

Outstanding Equity Awards as of December 31, 2025
There were no outstanding equity awards of the Company held by our named executive officers as of December 31, 2025.
Compensation of Trustees
We compensate each of our non-employee trustees who are not affiliated with Blue Owl with an annual retainer of $175,000, consisting of $50,000 in cash and a $125,000 grant of restricted shares. Additionally, the Chairman of the Audit Committee receives an additional retainer of $20,000. The annual grant of restricted shares is based on the purchase price of our Class E shares at the time of grant and generally vest approximately twelve months from the date of grant. We do not pay our trustees additional fees for attending Board meetings, but we reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending Board and committee meetings (including airfare, hotel and food). Our trustees who are affiliated with Blue Owl do not receive additional compensation for serving on the Board of Trustees or committees thereof.
The following table sets forth the compensation earned by or paid to our trustees for the period from Inception through December 31, 2025:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (1) (2)	Total (1)
Richard Buoncore	$20,274	$50,685	$70,959
Fred Cummings	$20,274	$50,685	$70,959
Michael Mackey	$20,274	$50,685	$70,959
Jonathan Shames	$28,384	$50,685	$79,068
(1)    Amounts as presented are prorated as of the date the trustees became members of the Board of Trustees through December 31, 2025.
(2)     Represents the aggregate grant date fair value of awards of restricted Class E shares granted for the period from Inception through December 31, 2025 and calculated under the Financial Accounting Standard Board’s Accounting Codification Topic 718 without taking into account estimated forfeitures. The number of shares awarded in January 2026 to each of our independent trustees was 5,025, which was determined by dividing $50,685 by the December 31, 2025 NAV of our Class E shares. Such shares vest in January 2027.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-public Information

We do not currently grant new awards of stock options, stock appreciation rights, or similar option-like equity awards. Accordingly, we have no specific policy or practice on the timing of grants of such awards in relation to the disclosure of material nonpublic information. In the event we determine to grant new awards of stock options or similar equity awards in the future, the Board of Trustees will evaluate the appropriate steps to take in relation to the foregoing. During fiscal year 2025, we did not grant option awards to our named executive officers during the period beginning four business days prior to and ending the one business day following the filing of our periodic reports on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K that discloses material non-public information. We have not timed the disclosure of material non-public information for the purpose of affecting the value of executive compensation in fiscal year 2025.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board of Trustees because we do not pay any compensation to our officers. Our independent trustees participate in the consideration of independent trustee compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets out certain ownership information with respect to our shares for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding shares, each of our trustees and officers and all officers and trustees as a group. As of March 10, 2026, there were a total of 173,325,484 common shares issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 150 N Riverside Plaza, 37th Floor, Chicago, IL.

Name and Address	Number of Shares Beneficially Owned	Percentage
Matthew A’Hearn^	500,000	*
Marc Zahr^	34,575	*
Alan Kirshenbaum	—	—
Kevin Halleran	—	—
Jesse Hom	—	—
Brad Berkley	—	—
Nitin Sathe	—	—
Rick Buoncore	5,044	*
Fred Cummings	5,044	*
Michael Mackey	5,044	*
Jonathan Shames	5,044	*
All current executive officers and trustees as a group (10 persons)	554,751	*
5% Shareholders
Blue Owl Digital Infrastructure Trust Feeder LP (1)	70,000,000	39.6%
All shares listed in the table above are Class E shares or OP Units.
____________
*    Represents less than 1%.
^    Ownership includes OP Units.
(1)    Securities held directly by Blue Owl Digital Infrastructure Trust Feeder LP (the “Feeder”). Blue Owl Digital Infrastructure Trust Carry LLC (the “Feeder General Partner”) is the general partner of the Feeder and has investment discretion over the shares held by the Feeder. The Feeder General Partner is a wholly owned subsidiary of Blue Owl Capital Inc. A third-party investor in the Feeder has power to direct the vote of the shares of the Registrant held by the Feeder. The address of Blue Owl Capital Inc. is 399 Park Avenue, New York, NY 10022.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Advisory Agreement
We are externally managed by the Adviser, and pursuant to the Advisory Agreement, the Adviser is responsible for the following:
•managing the Company’s assets in accordance with its investment objective, policies and restrictions;

•determining the composition of the portfolio of the Company and the Operating Partnership (the “Company Parties”), the nature and timing of the changes to the portfolio and the manner of implementing such changes;
•making investment decisions for the Company Parties, including negotiating the terms of investments in, and dispositions of, digital infrastructure assets, real estate, portfolio securities and other instruments on their behalf;
•monitoring the Company Parties’ investments;
•engaging and supervising, on the Company Parties’ behalf, agents and service providers to assist in making and managing the Company’s Parties’ investments;
•determining valuations of digital infrastructure assets and digital infrastructure-related assets held by the Company Parties’;
•performing due diligence on prospective portfolio investments;
•recommending the appropriate level of leverage and debt financing;
•exercising voting rights in respect of portfolio securities and other investments for the Company Parties;
•serving on, and exercising observer rights for, boards of directors and similar committees of the Company Parties’ portfolio investments; and
•providing the Company Parties with such other investment advisory and related services as the Company Parties may, from time to time, reasonably require for the investment of capital.
The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the management, policies and operations of the Company Parties shall be the ultimate responsibility of the Adviser acting pursuant to and in accordance with the Company’s Declaration of Trust.
Our Board of Trustees at all times has oversight responsibility for governance, financial controls, compliance and disclosure with respect to the Company Parties. Pursuant to the Advisory Agreement, our Board of Trustees delegates to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board of Trustees. We believe that the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.
Term and Termination Rights
The Advisory Agreement was entered into on October 3, 2025. Unless earlier terminated as described below, the Advisory Agreement will remain in effect for an initial period of two years from the date it first became effective, and will continue automatically for successive one-year renewal periods thereafter provided that such continuance is specifically approved at least annually by (a) the vote of the Board of Trustees and (b) the vote of a majority of the Independent Trustees.
Without penalty or fee, the Company or the Adviser may elect not to renew the Advisory Agreement at any time upon sixty (60) days’ written notice, by the vote of the Independent Trustees or, on sixty (60) days’ written notice, by the Adviser.
If the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee through the date of termination and all unpaid expense reimbursements due under the terms of the Advisory Agreement. In addition, upon the termination or expiration of the Advisory Agreement, the Adviser will cooperate with us and take all reasonable steps requested to assist our Board of Trustees in making an orderly transition of the advisory function.
Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, the Company will pay the Adviser a management fee equal to 1.25% of NAV for the Class S shares, Class D, shares and Class I shares per annum payable monthly. Additionally, to the extent that the Operating Partnership issues OP Units to parties other than the Company, the Operating Partnership will pay the Adviser a management fee equal to 1.25% of NAV for the Class S OP Units, Class D OP Units, and Class I OP Units not held by the Company per annum payable monthly. In calculating the management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation, ongoing servicing fees, or distributions payable on our shares. The Adviser has the ability to waive the management fee in its discretion. We do not pay the Adviser a management fee with respect to the Class E shares or Class E OP Units and as a result, it is a class-specific expense.
The Adviser may elect to receive the management fee in cash, Class E shares, or Class E OP Units. If the management fee is paid in Class E shares or Class E OP Units, such shares or units may be repurchased at the Adviser’s request and will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction (as defined below). The Operating Partnership will repurchase any such Class E OP Units for cash unless the Board determines that any such repurchase for cash would be prohibited by applicable law or the Operating Partnership Agreement, in which case such Class E OP Units will be repurchased for the Company’s common shares with an equivalent aggregate NAV. The Adviser will have the option of exchanging Class E shares for an equivalent aggregate NAV amount of other share classes.
The Adviser has elected to receive the management fee in Class E shares. As of December 31, 2025, the Company has not issued shares as payment of management fees but had a payable of $1.0 million related to the management fees for the period from Inception through December 31, 2025.
Performance Participation Allocation
So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partners will each hold a performance participation interest in the Operating Partnership that entitles them to receive in the aggregate an allocation with respect to the Class D OP Units, Class D-1 OP Units, Class S OP Units, Class S-1 OP Units, and Class I OP Units from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined below). The performance participation allocation is an incentive fee paid to affiliates of the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Advisory Agreement. Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation allocation is not paid on the Class E OP Units, and as a result, it is a class-specific expense.
The Special Limited Partners may elect to receive their performance participation allocations in cash or in Class E OP Units. If the Special Limited Partners elect to receive such allocation in Class E OP Units, the Special Limited Partners may request the Operating Partnership to repurchase such Class E OP Units. Any such repurchase requests will not be subject to the Early Repurchase Deduction or minimum holding period. The Operating Partnership will repurchase any such OP Units for cash, at a price per Class E OP Unit equal to the NAV per Class E OP Unit as of the date of repurchase, unless our Board of Trustees determines that any such repurchase for cash would be prohibited by applicable law or the Operating Partnership’s partnership agreement, in which case such OP Units will be repurchased for Class E shares with an equivalent aggregate NAV.
Promptly following the end of each calendar quarter that is not also the end of a calendar year, the Special Limited Partners will be entitled to a performance participation allocation as described above calculated in respect of the portion of the year to date, less any performance participation allocation received with respect to prior quarters in that year (the “Quarterly Allocation”). The performance participation allocation that the Special Limited Partners are entitled to receive at the end of each calendar year will be reduced by the cumulative amount of Quarterly Allocations that year.
Specifically, the Special Limited Partners in the aggregate will be allocated a performance participation in an amount equal to:
First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Special Limited Partners equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partners pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.
“Total Return” for any period since the end of the prior calendar year shall equal the sum of:
(i)     all distributions accrued or paid (without duplication) on the Class S OP Units, Class D OP Units, and Class I OP Units (collectively referred to as, the “Performance Participation OP Units”) outstanding at the end of such period since the beginning of the then-current calendar year, plus

(ii)    the change in aggregate NAV of the Performance Participation OP Units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Performance Participation OP Units, (y) any allocation/accrual to the performance participation interest and (z) applicable ongoing servicing fee expenses (including any payments made to us for payment of such expenses).
For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of Performance Participation OP Units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such Performance Participation OP Units.
“Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the Performance Participation OP Units outstanding at the beginning of the then-current calendar year and all Performance Participation OP Units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Performance Participation OP Units and all issuances of Performance Participation OP Units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Performance Participation OP Units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation interest and applicable ongoing servicing fee expenses, provided that the calculation of the Hurdle Amount for any period will exclude any Performance Participation OP Units repurchased during such period, which Performance Participation OP Units will be subject to the performance participation allocation upon repurchase as described below.
Except as described in Loss Carryforward Amount below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.
“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Performance Participation OP Units repurchased during such year, which Performance Participation OP Units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partners’ performance participation. This is referred to as a “High Water Mark.”
The Special Limited Partners will also be allocated a performance participation with respect to all Performance Participation OP Units that are repurchased during a calendar quarter (in connection with repurchases of our shares in our share repurchase plan) in an amount calculated as described above with the relevant period being the portion of the year for which such Performance Participation OP Unit was outstanding, and proceeds for any such Performance Participation OP Unit repurchase will be reduced by the amount of any such performance participation.
If a Quarterly Allocation is made and at the end of a subsequent calendar quarter in the same calendar year the Special Limited Partners are entitled to less than the previously received Quarterly Allocation(s) (a “Quarterly Shortfall”), then subsequent distributions of any Quarterly Allocations or year-end performance participation allocations in that calendar year will be reduced by an amount equal to such Quarterly Shortfall, until such time as no Quarterly Shortfall remains. If all or any portion of a Quarterly Shortfall remains at the end of a calendar year following the application described in the previous sentence, distributions of any Quarterly Allocations and year-end performance participation allocation in the subsequent four calendar years will be reduced by (i) the remaining Quarterly Shortfall plus (ii) an annual rate of 5% on the remaining Quarterly Shortfall measured from the first day of the calendar year following the year in which the Quarterly Shortfall arose and compounded quarterly (collectively, the “Quarterly Shortfall Obligation”) until such time as no Quarterly Shortfall Obligation remains; provided that the Special Limited Partners (or their affiliates) may make a full or partial cash payment to reduce the Quarterly Shortfall Obligation at any time; provided, further, that if any Quarterly Shortfall Obligation remains following such subsequent four calendar years, then the Special Limited Partners (or their affiliates) will promptly pay the Operating Partnership the remaining Quarterly Shortfall Obligation in cash.
Distributions on the performance participation interest may be payable in cash or Class E OP Units at the election of the Special Limited Partners. If a Special Limited Partner elects to receive such distributions in Class E OP Units, the Special Limited Partner may request that the Operating Partnership repurchase such Class E OP Units from a Special Limited Partner at a later date. Any such repurchase requests will not be subject to the Early Repurchase Deduction or similar repurchase limits that exist under our share repurchase plan. The Operating Partnership will repurchase any such Class E OP Units for Class E shares or cash (at the Special Limited Partners’ elections) unless our Board of Trustees determines that any such repurchase for cash would be prohibited by applicable law or the Operating Partnership’s partnership agreement, in which case such Class E OP Units will be repurchased for Class E shares. Any such repurchase request will not be subject to the Early Repurchase Deduction or similar repurchase limits that exist under our share repurchase plan.
The NAV of the Operating Partnership calculated on the last trading day of a calendar year shall be the amount against which changes in NAV are measured during the subsequent calendar year. In our first calendar year of operations, the performance participation will be prorated for the portion of the calendar year that we operated.
The measurement of the foregoing net assets change is also subject to adjustment by our Board of Trustees to account for any OP Unit dividend, OP Unit split, recapitalization or any other similar change in the Operating Partnership’s capital structure or any distributions made after the commencement of our private offering that the Board of Trustees deems to be a return of capital (if such changes are not already reflected in the Operating Partnership’s net assets).
Except as noted above with respect to Quarterly Allocations, the Special Limited Partners will not be obligated to return any portion of performance participation paid based on our subsequent performance.
Changes in the Operating Partnership’s NAV per OP Unit of each class will generally correspond to changes in our NAV per share of the corresponding class of our common shares. Distributions with respect to the performance participation interest are calculated from the Operating Partnership’s Total Return over a calendar year. As a result, the Special Limited Partners may be entitled to receive payments under the performance participation for a given year even if some of our shareholders who purchased shares during such year experienced a decline in NAV per share. Similarly, shareholders whose shares are repurchased during a given year may have their shares repurchased at a lower NAV per share as a result of an accrual for the estimated performance participation at such time, even if no performance participation allocation for such year is ultimately payable to the Special Limited Partners at the end of such calendar year.
In the event the Advisory Agreement is terminated, the Special Limited Partners will be allocated any accrued performance participation allocation with respect to all OP Units as of the date of such termination.
The Special Limited Partners have elected to receive Class E OP Units as payment of performance participation allocation at the respective NAV per unit. For the period from Inception through December 31, 2025, the Company recognized $1.3 million of performance participation allocation expense in the Company’s Consolidated Statement of Operations, which remains accrued and outstanding as of December 31, 2025. There were no Class E OP Units redeemed for either Class E shares or cash during the period from Inception through December 31, 2025.
Common Shares Held by Affiliates
As of December 31, 2025, ODIT affiliates and their employees owned 70,000,100 Class E shares and 588,042 Class E OP Units. The aggregate amounts of the Class E shares and Class E OP Units owned by ODIT affiliates and their employees were $705.9 million and $5.9 million, respectively, based on the NAV per share/unit as of December 31, 2025. For the period from Inception through December 31, 2025, the Adviser did not submit any shares for repurchase.
Organization and Offering Costs
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding the ongoing servicing fees) through December 1, 2026. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following December 1, 2026 . After December 1, 2026, we will reimburse the Adviser for any organization and offering expenses associated with our private offering that the Adviser incurs on our behalf as and when incurred. The Adviser will pay wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us.
As of December 31, 2025, the Company had accrued $7.6 million of organization and offering costs.
Acquisition Expense Reimbursement
We reimburse the Adviser for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired, and make payments to third parties or certain of the Adviser’s affiliates in connection with making, sourcing, and/or originating investments as described in “—Fees from Other Services of the Adviser” below.

Fees from Other Services of the Adviser
We have retained the Adviser, its affiliates or portfolio companies of Other Blue Owl Accounts (including Subsidiary Service Providers) for services relating to our investments or our operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance/budget services, human resources, judicial processes, legal services, asset management (including investment origination) services, development management, facilities management, marketing and other real-estate related services, or other services. The Operating Partnership or its subsidiary may also issue equity incentives to certain employees of such service providers. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be charged at a fair and reasonable rate.
One such Subsidiary Service Provider is STACK, which currently provides Services to a number of investments owned directly or indirectly by certain Other Blue Owl Accounts and the Company. Such Services provided by STACK are charged at market rates.
We may also retain the Adviser or certain of the Adviser’s affiliates, from time to time, for financial, strategic, capital markets advisory, insurance co-brokerage and administration, loan origination and syndication, loan or loan portfolio servicing and/or similar services to and with respect to the Company, the Company’s investments, other entities in or through which the Company invests and/or our customers. Any payments made to the Adviser or its affiliates will not reduce the management fee or performance participation allocation. Any such arrangements are expected to be paid at or below market rates.
For the period from Inception through December 31, 2025, the Company incurred $2.7 million in property management fees which are included within rental property operating on the Consolidated Statement of Operations.
Administration Agreement
The Adviser also serves as our administrator. Under the terms of the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services, which includes, but is not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports required to be filed with the SEC, managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates.
The Company will reimburse the Adviser for services performed for the Company pursuant to the terms of the Administration Agreement, which will include certain compensation expenses, expenses associated with arranging financing on the Company’s behalf, certain organization costs incurred prior to the commencement of the Company’s operations, and certain offering costs. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for the Company by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without profit to the Adviser. For the period from Inception through December 31, 2025, the Company reimbursed the Adviser $2.7 million for services performed pursuant to the Administration Agreement.
Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of our Board of Trustees and a majority of the Independent Trustees. The Company or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Company’s decision to terminate the agreement may be made by a majority of our Board of Trustees.
The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising from or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.
Real Estate Transactions
During the period from Inception through December 31, 2025, we acquired assets from Blue Owl Digital Infrastructure Fund I LP (“BODI I Main Fund”), a Delaware limited partnership, Blue Owl Digital Infrastructure Fund I-

A LP (“BODI I-A”), a Delaware limited partnership, and Blue Owl Digital Infrastructure Fund I-B LP, a Delaware limited partnership (“BODI I-B” and, together with BODI I Main Fund and BODI I-A, the “BODI I Funds”) all of which are managed by an affiliate of our Adviser as shown in the table below. This transaction was approved by our Board of Trustees, including a majority of our Independent Trustees, as set forth in our Declaration of Trust.

Period from Inception through December 31, 2025
Properties acquired	11
Acquisition value (1)	$1,523.8
(1)     Acquisition value is net of assumed debt and includes related transaction costs. Consideration for the acquired properties includes cash, shares of the Company and OP Units.

Pursuant to the transaction described in Note 3 - Acquisitions, the purchase agreement provided for closing and post-closing adjustments, with any amounts owed by one party to the other settled in the ordinary course pursuant to the agreement’s post‑closing adjustment procedures. As of December 31, 2025, the Company owed $7.4 million to BODI I Funds for customary post‑closing prorations related to working capital, which is included in total consideration for the transaction.
Dealer Manager Agreement
We entered into a Dealer Manager Agreement with the Dealer Manager, and we have entered into participating broker-dealer agreements with certain broker-dealers. Under the terms of the Dealer Manager Agreement and the participating broker-dealer agreements, Blue Owl Securities LLC serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of shares of Class S, Class D, and Class I shares.
We will pay the Dealer Manager an ongoing servicing fee (i) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate net asset value of our outstanding Class S shares, and (ii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate net asset value of our outstanding Class D shares. We will not pay an ongoing servicing fee with respect to our outstanding Class I shares.
As described above, the Dealer Manager reallowed (paid) all or a portion of the ongoing servicing fees to participating broker-dealers and servicing broker-dealers for ongoing shareholder services performed by such broker-dealers. As of December 31, 2025, we had accrued $34.4 million of shareholder servicing fees related to Class S and Class D shares sold.
Indemnification Agreements with Trustees and Officers
We have entered into indemnification agreements with our trustees and officers. The indemnification agreements are intended to provide our trustees and officers the maximum indemnification permitted under Maryland law. Each indemnification agreement provides that we shall indemnify the trustee or officer who is a party to the agreement including the advancement of legal expenses, if, by reason of his or her status with the Company, such trustee or officer is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.
For additional information regarding our related party transactions, please see Note 9 - Related Party Transactions in our Notes to Consolidated Financial Statements.
Sale of Shares to Blue Owl Capital Holdings
On May 20, 2025, we issued and sold 100 of our Class E shares to Blue Owl Capital Holdings, for an aggregate price of $1.0 thousand. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
Potential Conflicts of Interest
Various potential and actual conflicts of interest may arise from the overall investment activities of Blue Owl and its affiliates, including the Adviser. By acquiring shares of the Company, each investor will be deemed to have acknowledged the existence of any such actual or potential conflicts of interest and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest. The following briefly summarizes some of these conflicts but is not intended to be an exclusive list of all such conflicts. Any references to the Adviser in this section includes its affiliates, partners, members, shareholders, officers, directors and employees.

General Scope of Potential Conflicts of Interest
The Adviser and its affiliates engage in investment activities that are independent from and may from time to time conflict with those of the Company. In the future, instances may arise in which the interests of the Adviser or its affiliates conflict with the interests of investors or the Company.
Dealing with Conflicts of Interest
Although the Adviser believes that its interests with respect to the success of the Company are generally aligned with the interests of investors, it is possible that conflicts of interest between the Adviser and its affiliates and the Company might arise.
From time to time, the Company and Other Blue Owl Accounts (whether existing or formed in the future) may make different types of investments in or investments at different levels of an issuer’s or borrower’s capital structure or otherwise in different classes of the same issuer’s securities. The Company may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Other Blue Owl Accounts. Such investments may conflict with the interests of such Other Blue Owl Accounts in related investments, and the potential for any such conflicts of interest may be heightened in the event of a default or restructuring of any such investments. In addition, we may enter into sale leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. In the event of a restructuring, such Other Blue Owl Accounts would be a secured lender of the company and we would be an unsecured lender. The Adviser could, in certain circumstances, have an incentive not to pursue actions against a customer that would be in the best interest of the Company. While the Adviser will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among the Other Blue Owl Accounts, such transactions are not required to be presented to the Board of Trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in the Company’s favor.
Other Activities; Allocation of Time
The officers, managers and employees of the Adviser also serve as officers, managers, and employees of Other Blue Owl Accounts or Blue Owl. The Adviser has widespread and varied business interests and the officers, managers and employees of the Adviser may owe fiduciary duties to such other Blue Owl-related entities under applicable law. Conflicts of interest may arise in allocating management time, services, or functions among the respective officers and employees of the Adviser and there will be no specific obligation to devote any particular portion of their time to the affairs of the Company. Such officers and employees may enter (and thus spend time and resources on) other businesses that the respective officer or employee deems non-conflicting with the Company. The Adviser and its respective affiliates manage other investment entities, and are not prohibited from raising money for and managing future investment entities, including Other Blue Owl Accounts that make the same types of investments as those the Company targets. As a result, the time and resources that the Adviser devotes to the Company will, from time to time, be diverted, and during times of intense activity in other programs they could devote less time and resources to the Company than is necessary or appropriate. In addition, the Company could compete with any such investment entity also managed by the Adviser for the same investors and investment opportunities.
In addition, although the Adviser’s officers and employees will devote such portion of their business time and effort to the Company as they determine to be reasonable and appropriate to properly manage the Company and implement the Company’s investment strategy, none of them will devote all of his or her working time to the affairs of the Company. The working time of the employees of the Adviser and the investment professionals of the Adviser will be subject to their prior commitments to other business activities, including the Other Blue Owl Accounts, and potential future commitments to other business activities. Thus, the Adviser and its officers, managers and employees may have conflicts of interest in allocating management time, resources, and functions among the Company and other Blue Owl Digital Infrastructure Advisor entities as well as to individual properties.
The Adviser and its affiliates may face conflicts of interest with respect to services performed for the Company’s customers, borrowers, and co-investors.
The Adviser and its affiliates may provide a broad range of financial services to companies that may be the Company’s customers, borrowers and co-investors, including providing arrangement, syndication, origination, co-investment, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payments received by the Adviser or its affiliates for providing these services will not be shared with the Company and may be received before the Company realizes a return on its investment. Further, any such payments made to the Adviser or its affiliates will not reduce or offset the management fee. The Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and recommendations to the Company, on the other hand, and could, in certain instances, have an incentive not to pursue actions against a company that would be in the Company’s best interest. In addition, the Company may enter into sale leaseback transactions with companies in which Other Blue Owl Accounts provide lending or hold a minority interest. In the event of a restructuring, such Other Blue Owl Accounts would be a secured lender of the company and the Company would be an unsecured lender. The Adviser could, in certain circumstances, have an incentive not to pursue actions against a customer that would be in the best interest of the Company. While the Adviser will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflict resolution among the Other Blue Owl Accounts, such transactions are not required to be presented to the Board of Trustees for approval (unless otherwise required by its Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in the Company’s favor.
The Adviser or its affiliates may have incentives to favor Other Blue Owl accounts or the Adviser over the Company, which may result in conflicts of interest that could be harmful to the Company.
Because the Adviser and its affiliates manage assets for, or may in the future manage assets for Other Blue Owl Accounts, certain conflicts of interest are present. For instance, the Adviser and its affiliates may receive asset management, performance-based, or other fees from Other Blue Owl Accounts that are higher than the fees and allocation received by the Adviser and Special Limited Partners from the Company. In addition, certain members of the Investment Committee and other executives and employees of the Adviser will hold and receive interests in the Adviser and its affiliates, in addition to cash and carried interest. In these instances, a portfolio manager for the Adviser may have an incentive to favor the higher fee or performance-based fee accounts over us or to favor Blue Owl or its affiliates. In addition, a conflict of interest exists to the extent the Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in the Adviser’s or its affiliates’ employee benefit plans. In these circumstances, the Adviser has an incentive to favor these other investment companies or accounts over the Company. Finally, the Adviser faces conflicts of interest in connection with the acquisition of the Initial Portfolio from Other Blue Owl Accounts. Although certain steps have been taken to mitigate these conflicts of interest, there is no guarantee that such conflicts will be resolved in a manner favorable to us. Our Board of Trustees will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
Payment of the Adviser and Affiliates
The Adviser and its affiliates may receive substantial fees for services rendered to the Company and will also be entitled to reimbursement for out-of-pocket expenses incurred in connection with the business affairs of the Company. These fees are not the result of arm’s-length negotiations. The Adviser believes that the significant investment by the Adviser and its affiliates in the Company operates to align, to some extent, the interests of the Adviser with the interests of shareholders, although the Adviser has, or is permitted to have economic interests in such other investment funds and investments as well as receive management fees and incentive based payments and carried interest relating to these interests. Such other investment funds and investments that the Adviser or its affiliates manage could compete with the Company or investments acquired by the Company, including leasing properties to the same customers as the Company. In addition, the Adviser may have an incentive to cause the Company to pay the foregoing fees to the Adviser to the detriment of other third-party creditors of the Company. Any of the foregoing decisions may be detrimental to investors and may reduce the return on the investments made by investors pursuant to the offering. As the management fee does not correlate to the performance of the Company’s investments, the possibility exists that a significant management fee would be payable even if the Company experiences a net loss during a given year.
Blue Owl Financial Services
One or more affiliates of the Dealer Manager and/or the Adviser will provide a broad range of financial services to and with respect to the Company, the Company’s investments and other entities in or through which the Company invests, including capital markets services, insurance brokerage, co-brokerage and procurement services and special servicing. In addition, the Adviser and its affiliates are expected to provide arrangement, syndication, origination, co-investment, structuring and other services with respect to certain of the Company’s Debt Investments. The Dealer Manager and its affiliates or the Adviser and its affiliates, as applicable, are expected to receive compensation for these services, which will be borne directly or indirectly by the Company. Any such fees will not be shared with the Company or offset against or otherwise reduce any fees payable to the Adviser or its affiliates.
Affiliate Service Providers

The Adviser intends to engage certain service providers that are affiliates, or otherwise have a relationship with, the Adviser, Blue Owl, or their respective affiliates, including STACK. Additionally, the Adviser, the Company, Blue Owl or their respective affiliates or a Subsidiary Service Provider may enter into Service Arrangements. The Company will bear the cost of engaging such service providers. Subsidiary Service Provider compensation borne by the Company or its investments (directly or through a subsidiary investment vehicle) will not be shared with the Company or reduce the management fee. Except with respect to services specifically contemplated by the Advisory Agreement, any engagement of a service provider that is an affiliate of the Adviser, the Company or Blue Owl or a Subsidiary Service Provider will be made on terms determined to be fair and reasonable to the Company as determined by the Board, including a majority of the Independent Trustees. For more information on affiliate service providers see “Part I. Item 1A—Risk Factors—Risk Factors—Risks Related to Our Relationship with Blue Owl, Our Adviser and the Advisory Agreement.”
Allocation of Investment Opportunities
Certain inherent conflicts of interest arise from the fact that the Adviser and its affiliates will provide investment advisory and other services to the Company and Other Blue Owl Accounts. The investment guidelines and program of the Company and the Other Blue Owl Accounts may or may not overlap, in whole or in part, and if there is any such overlap, investment opportunities will be allocated between the Company and the Other Blue Owl Accounts in a manner that may result in fewer investment opportunities being allocated to the Company than would have otherwise been the case in the absence of such Other Blue Owl Accounts. Certain allocations will, from time to time, be more advantageous to the Company relative to one or all of the Other Blue Owl Accounts, or vice versa. While the Adviser will seek to allocate investment opportunities in a way that it believes in good faith is fair and reasonable over time to the Company, there can be no assurance that the Company’s actual allocation of an investment opportunity or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser is subject did not exist.
With respect to Other Blue Owl Accounts with investment objectives or guidelines that may overlap with ours but that do not have priority over us, investment opportunities will be allocated between us and the Other Blue Owl Accounts in accordance with our prevailing policies and procedures in effect at the time (and subject to change) on a basis that the Adviser and its affiliates determine to be fair and reasonable over time in their sole discretion, subject to the following considerations: (i) any applicable investment objectives, guidelines, and strategies of ours and such Other Blue Owl Accounts (which, for us, includes our investment objective of providing total return through a combination of current income and capital appreciation), (ii) any investment limitations of ours and such Other Blue Owl Accounts (e.g., joint venture investments between us and an Other Blue Owl Account must be on the same terms and satisfy the restrictions of all participants, such as lowest leverage targeted by any participant), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (iv) avoiding allocation that could result in de minimis or odd lot investments, (v) the liquidity needs of the investment fund or account, (vi) the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process, (vii) the life cycle of the investment fund or account, (viii) targeted investment size and available capital of ours and the Other Blue Owl Accounts, (ix) the size of the proposed investment, (x) compliance with existing agreements, (xi) portfolio construction considerations and (xii) legal, tax, accounting, regulatory and other considerations deemed relevant by the Adviser and its affiliates (including maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act). The relevance of each of these criteria will vary from investment opportunity to investment opportunity. Currently, Other Blue Owl Accounts also seek to invest in digital infrastructure assets, and will be offered the opportunity to participate in such investments. The Adviser’s allocation of investment opportunities among the Company and any of the Other Blue Owl Accounts will not always, and often will not, be proportional. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Adviser may also take into account prior allocation decisions.
If, through the foregoing analysis, the Adviser determines an investment opportunity to be appropriate for multiple investment funds or accounts, the Adviser generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
Certain allocations will, from time to time, be more advantageous to the Company relative to one or all of the other investment funds, or vice versa. While the Adviser will seek to allocate investment opportunities in a way that it believes in good faith is fair and reasonable over time to the Company, there can be no assurance that the Company’s actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser is subject did not exist. In determining which Other Blue Owl Accounts should participate in such investment opportunities, subject to the Declaration of Trust and applicable laws and regulations, the Adviser and its affiliates are subject to potential conflicts of interest among the investors in us and investors in the Other Blue Owl Accounts. We are permitted to invest, together with Other Blue Owl Accounts, in the manner set forth in the relevant partnership agreements and the Adviser’s allocation policy and pursuant to applicable law. We are also permitted to make investments in a portfolio investment that would allow Other Blue Owl Accounts to redeem or realize their interest in such portfolio investment. If the available amount of an investment opportunity in which we will invest exceeds an amount appropriate for us, such excess could also be offered to one or more other potential investors.
In addition, certain Other Blue Owl Accounts have priority over us with respect to certain digital infrastructure assets, although we may have opportunities to co-invest alongside such Other Blue Owl Accounts. Currently, one Other Blue Owl Account seeks to invest in digital infrastructure assets as its principal investment strategy. Additionally, three Other Blue Owl Accounts include investments in digital infrastructure assets within their broader investment strategy, although investments by such Other Blue Owl Accounts must meet certain lease-duration conditions, must be leased solely to investment-grade tenants, and must meet certain return criteria. Further, one Other Blue Owl Account includes investments in digital infrastructure assets within its broader investment strategy, although investments by such Other Blue Owl Account must be leased to non-investment-grade tenants. Each of the Other Blue Owl Accounts described above currently has priority over us where our investment strategy overlaps with such Other Blue Owl Account, although we have the potential to co-invest with such Other Blue Owl Account. Other than as described above, no Other Blue Owl Accounts currently have priority over us with respect to investment opportunities. Other Blue Owl Accounts having priority over us will result in fewer investment opportunities being made available to us, and the opportunities that are available to us may have lower return profiles, shorter lease durations or lower-rated customers than would otherwise be the case. There may be additional priorities over us held by future Other Blue Owl Accounts (although, because these future Other Blue Owl Accounts have yet to be organized, it is unclear what types of investment priorities (if any) such future Other Blue Owl Accounts could have over us.
Additionally, conflicts of interest can arise if the Company makes an investment in a portfolio investment in conjunction with an investment made by an Other Blue Owl Account, or if it were to enter into a sale-leaseback transaction or otherwise invest in the securities of a company in which an Other Blue Owl Account has already made an investment, even if investing in the same class of securities. For instance, the Company will not necessarily invest through the same investment vehicles, have the same access to credit or employ the same hedging or investment strategies as such Other Blue Owl Account. This could result in differences in price, terms, leverage and associated costs. Further, there can be no assurance that the Company and the Other Blue Owl Account(s) that invest in the same company will exit, or have the opportunity to exit, such investment at the same time or on the same terms. The Adviser and its affiliates could express inconsistent views of commonly held investments or of market conditions more generally. There can be no assurance that the return on the Company’s investments will be the same as the returns obtained by Other Blue Owl Account(s) participating in a given transaction or with a particular company. Given the nature of the relevant conflicts there can be no assurance that any such conflict can be resolved in a manner that is beneficial to both the Company and the relevant Other Blue Owl Accounts. In that regard, actions could be taken for Other Blue Owl Account(s) that adversely affect the Company.
The Adviser or its affiliates may also give advice to the Other Blue Owl Accounts that may differ from advice given to the Company even though its investment objectives may be the same or similar to those of the Company.
Platform Arrangements
The Company may invest (directly or indirectly) or co-invest with third parties (or affiliated managers or other persons) with respect to specified investments or categories of investments through joint ventures, investment platforms, internally or externally managed REITs, other entities or similar arrangements (“Platform Arrangements”), thereby acquiring non-controlling interests in certain investments. Such Platform Arrangements are generally expected to be in or alongside existing or newly formed operators, consultants or managers that pursue such opportunities and could include capital or assets contributed by third-party investors or such platform managers. Platform Arrangements generally provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities or servicing, development and management (including turnaround) and disposition of investments. In such cases, the Company significantly relies on the existing management, board of directors and other shareholders of such companies, which could include representation of other financial investors with whom the Company is not affiliated and whose interests could conflict with the interests of the Company. Moreover, in the case where the Company co-invests, such investments will involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer has financial difficulties resulting in a negative impact on such investment, has economic or business interests or goals that are inconsistent with those of the Company, is in a position to take (or block) action in a manner contrary to the Company’s investment objectives, or the increased possibility of default, diminished liquidity or insolvency by the third-party partner or co-venturer due to a sustained or general economic downturn. In addition, the Company could in certain circumstances be liable for the actions of its third-party partners or co-venturers. Investments made in Platform Arrangements also could involve arrangements including carried interest, management fees, or other fees or compensation payable to such third-party partners or co-venturers, particularly in those circumstances where such third-party partners or co-investors include a management group, as well as to operators, consultants or managers. The services provided by such persons to Platform Arrangements are generally expected to be similar to, and overlap with, services provided by the Adviser to the Company or its other clients. The Company generally expects that appropriate minority shareholder rights will be obtained to protect its interests to the extent possible. There can be no assurance that such minority shareholder rights will be available or that such rights will provide sufficient protection of the Company’s interests.
In addition, we may be subject to expenses and liabilities related to employees or management teams of certain portfolio entities owned by us. Such expenses and liabilities may include compensation, overhead and other administrative costs, as well as potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances. We may also be subject to other operational risks from such employees, including cybersecurity risks or as a result of employee error or malfeasance. In addition, we may encounter unforeseen costs and expenses associated with acquiring such portfolio entities and such expenses may have an adverse effect on our results of operations.
Fees and Expenses
The Adviser faces a variety of conflicts of interest when it determines allocations of various fees and expenses to the Company. The Adviser intends to allocate common expenses in a manner that is fair and reasonable over time or in such other manner as may be required by applicable law or the Advisory Agreement. With respect to broken deal expenses, such expenses will generally be allocated among all eligible funds and accounts in a manner that is fair and reasonable over time and in accordance with policies adopted by the Adviser and the Advisory Agreement. In other cases, from time to time, the Company will bear a higher portion of a shared expense, but receive a smaller benefit, relative to other beneficiaries of services to which such shared expense relates. In addition, from time to time the Company will incur higher costs for services due to such service being utilized by multiple beneficiaries or for other reasons. By way of example, the Company could potentially bear higher insurance premiums in connection with policies that cover multiple investment funds or accounts managed by the Adviser or its affiliates, or the Adviser or such affiliates themselves, including due to the Adviser’s and the Company’s affiliation with Blue Owl as a public company.
Relationships with Affiliated Persons
The Adviser could also, from time to time, employ personnel with pre-existing ownership interests in or who were employed by portfolio companies owned by the Company or other funds or investment vehicles advised by the Adviser; conversely, former personnel or executives of the Adviser will, from time to time, serve in significant management roles at portfolio companies or service providers recommended by the Adviser. Similarly, the Adviser or its personnel maintain relationships with (or are permitted to invest in) financial institutions, service providers and other market participants, including investment advisers, banks, brokers, financial advisors, consultants, finders (including executive finders and portfolio company finders), executives, attorneys, accountants, institutional investors, family offices, lenders, current and former employees, and current and former portfolio company executives, as well as certain family members or close contacts of these persons. Certain of these persons or entities will invest (or will be affiliated with an investor) in, engage in transactions with or provide services (including services at reduced rates) to, the Adviser, or the Company, other funds or other investment vehicles the Adviser advises. The Adviser will have a conflict of interest with the Company in recommending the retention or continuation of a third-party service provider to the Company or a portfolio investment owned by the Company if such recommendation, for example, is motivated by a belief that the service provider or its affiliate(s) will continue to invest in one or more funds the Adviser or one of its affiliates advises, will provide the Adviser information about markets and industries in which the Adviser operates (or is contemplating operations) or will provide other services that are beneficial to the Adviser and its affiliates. The Adviser will have a conflict of interest in making such recommendations, in that the Adviser has an incentive to maintain goodwill between itself and the existing and prospective portfolio companies for the Company and other funds and investment vehicles that the Adviser advises, while the products or services recommended will not necessarily be the best available to the portfolio investments held by the Company.
Over the life of the Company, subject to oversight by the Board of Trustees, the Adviser generally expects to exercise its discretion to recommend to the Company or to a portfolio investment thereof that it contract for services with various service providers, potentially including, among others: (i) the Adviser (or an affiliate, which include other portfolio companies of the Company or Other Blue Owl Accounts) and at rates determined or substantively influenced by the Adviser; or (ii) an entity with which the Adviser or its affiliates or current or former members of their personnel has a relationship or from which such person derives a financial or other benefit. This subjects the Adviser to potential conflicts of interest, because although it intends to select service providers that it believes are aligned with its operational strategies and that will enhance portfolio investment performance, the Adviser will have an incentive to recommend the related or other person because of its financial or business interest. Additionally, there is a possibility that the Adviser, because of such incentive or for other reasons (including whether the use of such persons could establish, recognize, strengthen or cultivate relationships that have the potential to provide longer-term benefits to the Adviser, the Company or Other Blue Owl Accounts), favors such retention or continuation even if a better price or quality of service provider could be obtained from another person. Whether or not the Adviser has a relationship with or receives financial or other benefit from recommending a particular service provider, there can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.
In addition, the Adviser could encounter conflicts of interest in respect of the Company’s leasing of property to portfolio companies of funds advised by the investment managers in which Blue Owl GP Stakes (which are part of the Blue Owl platform) acquire minority interests (“Partner Managers”). In particular, Blue Owl will own all or substantially all of the management fee streams from the Company and a portion of the incentive fees attributable to the GP Capital Solutions division. Portfolio companies of funds advised by the Partner Managers may be customers of assets owned by the Company. As a fiduciary, the Adviser is obligated to act in the best interest of the Company, which could require the Adviser to cause the Company, its capacity as landlord, to take actions that could be adverse to the portfolio companies owned by funds managed by the Partner Managers. Because such actions could adversely affect Blue Owl’s relationships with Partner Managers, or potentially impact the value of a Blue Owl GP Stakes’ investment in a Partner Manager, the Adviser could, in certain circumstances, have an incentive not to pursue actions against a customer that would be in the best interest of the Company. As a result, although the Adviser believes that the Blue Owl platform will enhance the Adviser’s ability to source investment opportunities for the Company through, among other things, enhanced relationships with Partner Managers, it could also result in additional conflicts of interest.
Existing Relationships
The Adviser and its affiliates have long-term relationships with a significant number of customers, developers, institutions and corporations. In determining whether to invest in a particular asset on behalf of the Company, the Adviser will consider those relationships, and there may be certain transactions that will not be undertaken on behalf of the Company in view of such relationships. In addition, the existence and development of such relationships may be considered in the management of the Company and its investments. In providing property leasing, development or other types of services to its clients, the Adviser or its affiliates may recommend activities that could directly or indirectly compete with or adversely affect the Company.
Affiliated Dealer Manager
The Company has entered into the Dealer Manager Agreement with the Dealer Manager. Pursuant to the Dealer Manager Agreement, the Company will indemnify the Dealer Manager, its officers, directors and any person who controls the Dealer Manager, in certain circumstances.
The Dealer Manager is an affiliate of the Adviser and will not make an independent review of us or our continuous private offering. This relationship may create conflicts in connection with the Dealer Manager’s due diligence obligations under the federal securities laws. Due to its affiliation with the Adviser, no independent review of the Company will be made by the Dealer Manager in connection with the distribution of our shares in our private offering.
Affiliated Business Development Companies and Registered Investment Companies
Notwithstanding the above, affiliates of the Adviser currently serve as investment adviser to certain investment companies that have elected to be regulated as business development companies (“BDCs”) under the Investment Company Act and investment companies that are registered under the Investment Company Act (together with the Blue Owl BDCs, the “Regulated Funds”). For purposes of the Investment Company Act, the Company is considered an affiliate of the Regulated Funds. The Regulated Funds may, to the extent their investment objectives overlap, co-invest with the Company, but are prohibited under the Investment Company Act from participating in certain transactions with their affiliates absent an exemptive order from the SEC. The SEC staff granted such an exemptive order to the Regulated Funds, the Adviser, and certain future affiliated funds, pursuant to which the Regulated Funds are permitted to co-invest in portfolio companies with certain affiliated funds, including the Company, in a manner consistent with the relevant Regulated Funds’ investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, and subject to compliance with certain conditions. Given the election of such affiliates to be regulated as a BDC or to register under the Investment Company Act, there could be certain restrictions or limitations on the Company’s ability to co-invest with an affiliated Regulated Fund or on the Company’s ability to conduct transactions with portfolio companies of an affiliated Regulated Fund.
The Adviser’s Actions on Behalf of Other Blue Owl Accounts
The Adviser and its affiliates currently manage assets for other investment funds and accounts. Actions taken by the Adviser or its affiliates on behalf of such investment funds and accounts could be adverse to the Company and the Company’s investments, which could harm the Company’s performance. For example, the Company could, in certain cases, invest in the same assets as other investment funds or accounts managed by the Adviser and its affiliates, and, in certain cases, the Company’s investments could include different obligations or levels of the capital structure of the same asset in which another investment fund or account invests. Decisions made with respect to the securities held by one such other investment fund or account could cause (or have the potential to cause) harm to the different class of securities held by another such investment fund or account (including the Company).
Relationship with Blue Owl
The relationship with the other businesses of Blue Owl could create conflicts in the operation and management of the Blue Owl Real Assets business and result in the principals devoting time to the Blue Owl business that would not otherwise have been required. The principals of Blue Owl Real Assets could be required to devote a material portion of their time to the business and operations of Blue Owl, including with respect to compliance, public company investor relations and other matters. The allocation of that time to the affairs of Blue Owl could limit the ability of Blue Owl Real Assets individuals to devote time to the investment program of the Company and could adversely affect the investment performance of the Company.
Employees of Blue Owl could be incentivized to favor actions that result in the appreciation of Blue Owl stock, which may not be aligned with the returns of the Company. Certain members of the investment team have received and hold interests in Blue Owl or its affiliates, in addition to cash and carried interest. Certain arrangements have also been established as part of the business combination. Each of these could create an incentive for certain persons to favor the Blue Owl business. The investment team is required to and is expected to manage the Company in a manner that complies with their duties and to cause the Company to fulfill its contractual obligations to its shareholders. Subject to the foregoing, however, as a result of the ongoing ownership in Blue Owl, those individuals could also be incentivized to take actions to favor the appreciation of Blue Owl stock. While the growth of the Blue Owl business is generally expected to align with the performance of the Company, the performance of Blue Owl is expected to be heavily influenced by the growth of Blue Owl’s assets under management and to a lesser extent the investment performance of the Company. Although the interests of the investment team generated by the Company are expected to align their interests with those of the Company, Blue Owl’s combined business strategy and their interests in Blue Owl could give rise to potential conflicts of interest with respect to the investment advice they provide to the Company and the development of the Blue Owl business. There can be no assurance that Blue Owl will successfully develop and implement structures that successfully balance such incentives.
Overlapping Investments with Other Blue Owl Accounts
Other Blue Owl Accounts could invest in, hold, lend to or otherwise acquire positions in portfolio investments in which the Company invests or has invested, holds, lends to or otherwise acquires (or the customers of such portfolio investments), subject to applicable law. Similarly, the Company could invest in, hold, lend to or otherwise acquire positions in portfolio investments which Other Blue Owl Accounts already invest in, hold, lend to or have otherwise acquired (or the customers of such portfolio investments). Additionally, the Company could invest in securities issued by Other Blue Owl Accounts. The Company or its subsidiaries may also provide guarantees to portfolio investments owned by Other Blue Owl Accounts and may receive fees in connection with such guarantees. In addition, the Company could enter into sale-leaseback transactions with portfolio companies of Other Blue Owl Accounts, or could lease property to customers who also lease property owned by such Other Blue Owl Accounts (including as the result of a sale-leaseback transaction) or in which Other Blue Owl Accounts have equity, debt or other customer relationships.
Accordingly, the Adviser and Other Blue Owl Accounts could, in certain situations, invest in different parts of the capital structure of a company or other asset, or have different commercial relationships with a company or other asset, which the Company invests in or provides a guarantee to (including potential joint investments by the Company’s and Adviser’s funds in the same transaction, in which the Adviser is permitted to allocate each fund preferred and common classes of interests in its discretion). The interests of the Company and such Other Blue Owl Accounts will not always be aligned, which could give rise to actual or potential conflicts of interest, or the appearance of such conflicts of interest.

Actions taken for the Company could be adverse to Blue Owl or Other Blue Owl Accounts, or vice versa. Where Blue Owl, its affiliates, or Other Blue Owl Accounts, including the Company, invest in different parts of the capital structure, provide guarantees to a portfolio investment, lend to a portfolio investment or have different commercial relationships with a portfolio investment, their respective interests could diverge significantly in the case of financial distress of the investment, including whether to enforce claims and whether to initiate restructuring or liquidation inside or outside of bankruptcy, and the terms of any workout or restructuring. For example, one vehicle could hold common equity securities of an investment and another vehicle could purchase convertible debt securities or preferred interests in such investment. Questions could arise as to whether payment obligations and covenants at the portfolio investment level should be enforced, modified or waived, or whether debt should be refinanced or restructured. The fact that one investment vehicle’s interests sit higher in a company’s waterfall, that another vehicle rents properties with more favorable attributes to the same customer, or the stage of maturity of each investment vehicle (i.e., how close to the end of the vehicle’s life it may be) also could impact decision-making regarding potential sales processes, including what valuation to target and whether an exit should be pursued. If additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, investment vehicles may or may not provide such additional capital and, if provided, each investment vehicle generally will supply such additional capital in such amounts, if any, as determined by the Adviser or its affiliates in their sole discretion. Because of the different legal rights associated with debt and equity of the same portfolio investment (including any security or collateral associated with such interest), the Adviser and its affiliates could face a conflict of interest in respect of the advice given to, and the actions taken on behalf of, the Company versus an Other Blue Owl Account (e.g., the terms of debt or debt-like instruments, the enforcement of covenants, the terms and recapitalizations and the resolution of workouts or bankruptcies). In addition, there can be no assurance that the terms of or the return on the Company’s investment will be equivalent to or better than the terms of or returns obtained by Blue Owl or its other investment funds participating in the transaction, and the yield payable with respect to common and preferred securities in a transaction may differ. The Adviser’s ability to implement the Company’s strategies effectively could be limited to the extent that contractual obligations entered into in respect of investments made by Blue Owl impose restrictions on the Company engaging in transactions that the Adviser may otherwise be interested in pursuing.
Where multiple Other Blue Owl Accounts invest in the same company or enter into transactions with a common counterparty (including potential customers) at different times, the first Other Blue Owl Account to invest typically will bear a higher level of diligence and transaction fees, costs and expenses than later Other Blue Owl Accounts; similarly, to the extent a transaction does not proceed, the first Other Blue Owl Account to invest typically will bear the full amount of broken-deal expenses and diligence costs relating to the transaction or counterparty, as applicable, regardless of whether Other Blue Owl Accounts could or would have invested in the company in potential future transactions. Interests purchased by a later-investing investment vehicle may have more attractive terms and conditions than the interests issued to the earlier investment vehicle and may be higher in the capital structure than those held by the earlier vehicle.
In connection with any investment in which any Other Blue Owl Account also participates, the Adviser reserves the right to make independent decisions regarding recommendations of when the Company, as compared to any Other Blue Owl Account, should purchase and sell investments. As a result, the Company could purchase an investment at a time when a separate Other Blue Owl Account is selling the same or a similar investment, or vice versa. Conflicts of interest will also arise in situations where the Company (i) makes an equity or other subordinated investment in a portfolio investment that has issued, is issuing or subsequently issues a debt instrument or other senior security to an Other Blue Owl Account or (ii) purchases securities, the proceeds of which are used by a portfolio investment to repay a loan to the portfolio entity from an Other Blue Owl Account. If a portfolio investment in which the Company and an Other Blue Owl Account hold different classes of securities (e.g., in different levels of the capital structure) encounters financial problems, decisions over the terms of any workout will raise conflicts of interest (including conflicts over proposed waivers and amendments to debt covenants).
Overlapping investing also raises the risk of using the assets of the Company to support the portfolios of Other Blue Owl Account(s), which action might be motivated by a desire by Blue Owl to attempt to reduce the potential clawback liability of an affiliate of the Adviser or Blue Owl (and therefore the guarantor liability of the ensuing carry recipients). In determining whether to make an overlapping investment and upon what terms, Blue Owl will act in accordance with Blue Owl’s applicable investment allocation policies and procedures, which may be amended from time to time.
Cross-transactions
From time to time, subject to applicable law and the Adviser’s policies, the Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, one or more Other Blue Owl Accounts (a “cross-transaction”) (for example, where such investment is bridged by the Company or such Other Blue Owl Account as permitted pursuant to the relevant constituent documents). Such transactions will generally require the consent of the Board of Trustees under the Declaration of Trust. In such a transaction, in the absence of the participation of other buyers or other sellers alongside the Company or the Other Blue Owl Accounts, as applicable, the relevant assets would be disposed of at a purchase price and on terms negotiated entirely by Blue Owl on both sides of the transaction. The Adviser may also seek to mitigate any potential conflicts of interest in these transactions in certain instances by, for example, obtaining a third-party valuation of the applicable assets or seeking offers to purchase the applicable assets from third parties.
Separate Accounts
Blue Owl and its personnel manage assets for one or more advisory clients through a fund-of-one, joint venture or separate account or similar arrangement employing an investment strategy investing in parallel with, or similar to, the strategy of the Company. Such arrangements could afford those clients different terms than shareholders of the Company with respect to fees and expenses, subscription, withdrawal and redemption rights and the content and frequency of reports. Advisory clients that have been granted additional access to portfolio information or enhanced transparency could be able to make investment decisions based on information and at times not generally available to other investors, including Company shareholders. Any such investment decisions made by these advisory clients on the basis of such information could adversely affect the market value of the Company’s portfolio and therefore the value of the Company’s shares.
Intangible Benefits
In connection with its services to the Company and its investments, the Adviser, its affiliates and personnel expect to receive the benefit of certain tangible and intangible benefits. For example, in the course of the Adviser’s operations, including research, due diligence, investment monitoring, operational improvements and investment activities, the Adviser and its personnel expect to receive and benefit from information, “know-how,” experience, analysis and data relating to Company or investment (as applicable) operations, terms, trends, market demands, customers, vendors and other metrics (collectively, “Adviser Information”). In many cases, the Adviser Information will include tools, procedures and resources developed by the Adviser to organize or systematize Adviser Information for ongoing or future use. Although the Adviser expects the Company and its investments generally to benefit from the Adviser’s possession of Adviser Information, it is possible that any benefits will be experienced solely by other or future funds or investments (or by the Adviser and its affiliates) and not by the Company or investment from which Adviser Information was originally received. Adviser Information will be the sole intellectual property of the Adviser and solely for the use of the Adviser. The Adviser reserves the right to use, share, license, sell or monetize Adviser Information, without offset to management fees, and the Company or investment will not receive any financial or other benefit of such use, sharing, licensure, sale or monetization. Additionally, expenses relating to the Company or its investments are expected to be charged using credit cards or other widely available third-party rewards programs that provide airline miles, hotel stays, travel rewards, traveler loyalty or status programs, “points,” “cash back,” rebates, discounts and other arrangements, perquisites and benefits under the available terms of such reward programs. Such terms are expected to vary from time to time, and any such rewards (whether or not de minimis or difficult to value) generally will inure to the benefit of the personnel participating in the rewards program, rather than the investments, the Company or its investors; no such rewards will offset management fees. Further, from time to time the Adviser or its affiliates and personnel and persons selected by them expect to receive the benefit of “friends and family” and similar discounts from portfolio investments of the Company or Other Blue Owl Accounts under which such portfolio investments make their goods or services available at reduced rates.
Asset-Based Property Management Fees
From time to time, the Adviser or its affiliates that are part of the Adviser’s business enter into asset-based property management fee arrangements for Other Blue Owl Accounts. For example, in instances where an Other Blue Owl Account invests in issuers of asset-backed securities, its manager or an affiliate will generally be appointed as a property manager and receive an annual asset-based fee paid monthly, calculated on either (i) the lower of the allocated loan amount of each property and the collateral value of all properties held by the relevant master trust, or (ii) the gross cost of all properties held by the relevant master trust; although these fees may differ across Other Blue Owl Accounts. As a result of these asset-based property management fee arrangements, the Adviser and such affiliates encounter certain conflicts of interest. The Adviser or such affiliates receive asset-based fees from Other Blue Owl Accounts that invest in issuers of asset-backed securities (“ABS Funds”). Generally, the assets and initial equity of such ABS Fund will be contributed by one or more Other Blue Owl Accounts as a refinancing mechanism and investment opportunities will not be offered directly to such ABS Funds through any other means, mitigating the conflict of interest which would arise regarding favoritism in investment allocation based on fee structure. However, a conflict of interest exists wherein the Adviser or its affiliates that are part of the Adviser’s business are incentivized to pursue such a refinancing mechanism in order to incur an additional asset-based fee. To mitigate this conflict, a pro-rata portion of the asset-based fees associated with ABS Funds is netted against the amounts payable to the Adviser or such affiliates by any contributing Other Blue Owl Account.

Separately, we may from time to time sell assets to unaffiliated third parties that subsequently retain our Adviser or its affiliates to provide property management or other services for asset-based fees. Although the transaction partners in such disposition transactions are not affiliated with us, our Adviser or its affiliates, the Adviser has an incentive to, and to cause the Company to, select transaction partners that are willing to negotiate and enter into ongoing asset-based property management or other asset-based fee agreements instead of transaction partners that offer more favorable terms to the Company. Such asset-based fees will not be paid to us, and a conflict of interest may arise where terms of the disposition transactions are less favorable to us than if the transaction were the result of arm’s-length negotiations without a separate property management or other fee arrangement. While the Adviser will seek to resolve any such conflicts in accordance with its prevailing policies and procedures, there can be no assurance that any conflicts will be resolved in the Company’s favor.
Material, Non-Public Information; Other Regulatory Restrictions
As a result of the investment management and related activities of Blue Owl, as well as investments made by Blue Owl for its own account, Blue Owl will from time to time acquire confidential or material non-public information and therefore be restricted from initiating certain transactions, which could affect the activities of the Company. Disclosure of such information to Blue Owl’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company could not be free to act upon any such information. Therefore, the Company could not be provided access to material non-public information in the possession of Blue Owl which could be relevant to an investment decision to be made by the Company, and the Company could initiate a transaction or sell a portfolio investment which, if such information had been known to it, could not have been undertaken. If material, non-public information is disclosed to Blue Owl or an employee of, or other person affiliated with, Blue Owl, the Company could be prohibited by applicable securities laws or Blue Owl’s internal policies from acting upon such information, even if the persons actually in receipt of such information are not actively involved in the affairs of the Company. Due to these restrictions, the Company could not be able to initiate a transaction that it otherwise could have initiated and could not be able to sell an investment that it otherwise could have sold.
Similarly, anti-money laundering, anti-boycott and economic and trade sanction laws and regulations in the United States and other jurisdictions could prevent Blue Owl or the Company from entering into transactions with certain individuals or jurisdictions. OFAC and other governmental bodies administer and enforce laws, regulations and other pronouncements that establish economic and trade sanctions on behalf of the United States. Among other things, these sanctions could prohibit transactions with or the provision of services to, certain individuals or portfolio investments owned or operated by such persons, or located in jurisdictions identified from time to time by OFAC. Additionally, antitrust laws in the United States and other jurisdictions give broad discretion to the U.S. Federal Trade Commission, the U.S. Department of Justice and other U.S. and non-U.S. regulators and governmental bodies to challenge, impose conditions on, or reject certain transactions. In certain circumstances, antitrust restrictions relating to an Other Blue Owl Account’s acquisition of a portfolio company or other investment could preclude the Company from making an attractive investment or require it to sell all or a portion of certain portfolio investments (or vice versa).
As a result of any of the foregoing, the Company could be adversely affected because of Blue Owl’s inability or unwillingness to participate in transactions that could violate such laws or regulations, or by remedies imposed by any regulators or governmental bodies. Any such laws or regulations could make it difficult or could prevent the Company from pursuing investment opportunities, require the sale of part or all of certain portfolio investments on a timeline or in a manner deemed undesirable or could limit the ability of the Company or one or more portfolio investments from conducting their intended business in whole or in part. Consequently, there can be no assurance that the Company will be able to participate in all potential investment opportunities that fall within its investment objectives.
Lack of Separate Representation; No Representation of Investors
Simpson Thacher & Bartlett LLP, counsel to the Company, also represents the Adviser. Simpson Thacher & Bartlett LLP’s representation of the Adviser and the Company is limited to specific matters as to which it has been consulted by the Adviser or the Company. There may exist other matters which could have a bearing on the Company or the Adviser as to which Simpson Thacher & Bartlett LLP has not been consulted.
In the course of advising the Adviser or the Company, there are times when the interests of the shareholders may differ from those of the Company or the Adviser with respect to a particular issue. Simpson Thacher & Bartlett LLP does not represent the interests of shareholders in resolving those issues. In connection with our private offering and subsequent advice to the Company, neither Simpson Thacher & Bartlett LLP nor any other law firm retained by the Adviser is representing the shareholders or any other prospective investor. Accordingly, prospective investors are strongly urged to consult their tax and legal advisors with respect to the tax and other legal aspects of an investment in the Company and the transactions contemplated hereby and with specific reference to their own personal financial and tax situation.
Other Conflicts
The Adviser and the Company will generally engage common legal counsel and other advisors in a particular transaction, including a transaction in which there are conflicts of interest. Members of the law firms engaged to represent the Company could be investors in the Company and could also represent one or more of the companies/customers or investors involved in the Company’s investment program. In the event of a significant dispute or divergence of interest between the Company, the Adviser or its affiliates, the parties will at times engage separate counsel in the sole discretion of the Adviser and its affiliates, and in litigation and other circumstances separate representation will occasionally be required. Additionally, the Adviser and its affiliates and the Company and the companies/customers involved in the Company’s investment program will at times engage other common service providers (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms). Such advisors and service providers may be investors in the Company, affiliates of the Adviser and its affiliates or sources of investment opportunities and co-investors or counterparties therewith. In certain circumstances, the law firm or service provider may charge varying rates or engage in different arrangements for services provided to the Adviser and its affiliates and the Company. This may result in the Adviser or its affiliates receiving a more favorable rate on services provided to it by such a common service provider than those payable by the Company, or the Adviser or its affiliates receiving a discount on services even though the Company receives a lesser, or no, discount. This creates a conflict of interest between the Adviser and its affiliates, on the one hand, and the Company on the other hand, in determining whether to engage such service providers, including the possibility that the Adviser will favor the engagement or continued engagement of such persons if it receives a benefit from such service providers, such as lower fees, that it would not receive absent the engagement of such service providers by the Company.
Certain advisors and other service providers to the Company, or certain entities in which the Company has an investment, may also provide goods or services to, or have business, personal, financial or other relationships with, the Adviser or the Company’s affiliates. These relationships may influence the Adviser or its affiliates in deciding whether to select or recommend such service providers to perform services for the Company. The Adviser will generally select a Company’s service providers and will determine the compensation of such providers without review by or consent of the Company’s investors. To the extent allowable under its governing documents, the Company, regardless of the relationship to the Adviser and its affiliates of the person performing the services, will generally bear the fees, costs and expenses related to such services. This may create an incentive for the Adviser or its affiliates to select service providers based on the potential benefit to the Adviser and its affiliates rather than the Company.
From time to time, the Adviser and its affiliates may engage and retain senior or special advisors, advisors, consultants, and other similar professionals who may be listed on the Adviser’s website or other collateral materials but are independent industry executives and not employees or affiliates of the Adviser and who receive payments from the Company. In such circumstances, such fees or other compensation earned by such persons will be retained by them and will not be deemed to be earned by the Adviser and its affiliates. Such amounts will not be subject to any offset or sharing arrangements and will not benefit the Company or investors.
By subscribing for shares of the Company, investors will be deemed to have consented to the allocation of these benefits other than to the Company, including to the Adviser and its affiliates and other clients, and to have acknowledged the conflict of interest that arises from engaging such counterparties.
Other Considerations
No Independent Advice
The terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by Blue Owl and are not the result of arm’s-length negotiations or representations of shareholders by separate counsel. Potential investors should therefore seek their own legal, tax, and financial advice before making an investment in the Company.
Certain Business Relationships
Certain of our trustees and officers are directors, officers, or employees of the Adviser.
Trustee Independence

Our Declaration of Trust will define an independent trustee as a trustee who (a) is not an officer or employee of the Company, any subsidiary of the Company, or the Adviser or its affiliates, (b) the Board of Trustees affirmatively determines has no material relationship with the Company and (c) otherwise satisfies the director independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as may be amended from time to time.
Review, Approval, or Ratification of Transactions with Related Persons
A majority of trustees (including a majority of independent trustees) not otherwise interested in the transaction is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Company. In connection with the Advisory Agreement, the Adviser, for its services to us, will be entitled to receive management fees in addition to the reimbursement of certain expenses. The Special Limited Partners will also be entitled to receive the performance participation allocation, as described herein. In addition, under the Advisory Agreement and Declaration of Trust, we expect, to the extent permitted by applicable law, to indemnify the Adviser and certain of their affiliates. See “Part I. Item 1. Business—Our Adviser.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the period from Inception through December 31, 2025, KPMG served as our independent auditor.
Audit and Non-Audit Fees
The following table sets forth the fees billed by KPMG as of the date of this filing for the period from Inception through December 31, 2025 (in thousands):

December 31, 2025
Audit fees	$1,180
Audit-related services	—
Tax fees	—
All other fees	—
Total	$1,180

Audit Fees
Audit fees include fees for services that normally would be provided by KPMG in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
Audit-related services
Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Fees
Tax fees include amounts billed to us for professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and advice, including federal, state and local tax issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service and similar state and local taxing authorities, as well as federal, state and local tax issues related to REIT due diligence of property acquisitions.

All other fees
These are fees for any services not included in the above-described categories.
Audit Committee Pre-Approval Policies and Procedures
In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.
Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.
The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report.
1.Financial Statements: The financial statements contained herein are set forth on pages F-1 to F-27 of this Annual Report on Form 10-K.
2.     Financial Statement Schedules: Refer to Index to Financial Statements contained herein on page F-1 of this Annual Report on Form 10-K. The information required by Schedule IV is included in the Notes to Consolidated Financial Statements.
3.    Exhibits included or incorporated by reference herein:

See Exhibit Index below.
Exhibit Index

Exhibit Number	Exhibit Description
3.1	Certificate of Trust of the Company, dated April 7, 2025 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on August 8, 2025 and incorporated herein by reference)
3.2	Amended and Restated Declaration of Trust of the Company (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
3.3	Bylaws of the Company (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
4.1	Share Repurchase Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
4.2	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
4.3*	Description of Securities of Blue Owl Digital Infrastructure Trust
4.4
Ninth Amendment to Indenture, dated as of March 3, 2026, by and among Stack Infrastructure Issuer, LLC, as issuer, Closing Date Asset Entities (as defined therein) and Wilmington Trust, National Association, as indenture trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2026 and incorporated herein by reference)

4.5
Series 2026-1 Supplement, dated as of March 3, 2026, by and among Stack Infrastructure Issuer, LLC as issuer, Closing Date Asset Entities (as defined therein) and Wilmington Trust, National Association, as indenture trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 5, 2026 and incorporated herein by reference)

4.6*
Series 2025-1 Supplement, dated as of May 22, 2025, by and among Stack Infrastructure Issuer, LLC as issuer, Closing Date Asset Entities (as defined therein) and Wilmington Trust, National Association, as indenture trustee

4.7*
Series 2024-1 Supplement, dated as of March 20, 2024, by and among Stack Infrastructure Issuer, LLC as issuer, Closing Date Asset Entities (as defined therein) and Wilmington Trust, National Association, as indenture trustee

4.8*
Series 2023-3 Supplement, dated as of November 14, 2023, by and among Stack Infrastructure Issuer, LLC as issuer, Closing Date Asset Entities (as defined therein) and Wilmington Trust, National Association, as indenture trustee

4.9*
Series 2023-2 Supplement, dated as of July 31, 2023, by and among Stack Infrastructure Issuer, LLC as issuer, Closing Date Asset Entities (as defined therein) and Wilmington Trust, National Association, as indenture trustee

4.10*
Series 2023-1 Supplement, dated as of March 15, 2023, by and among Stack Infrastructure Issuer, LLC as issuer, Closing Date Asset Entities (as defined therein) and Wilmington Trust, National Association, as indenture trustee

4.11*
Series 2021-1 Supplement, dated as of March 18, 2021, by and among Stack Infrastructure Issuer, LLC as issuer, Closing Date Asset Entities (as defined therein) and Wilmington Trust, National Association, as indenture trustee

4.12*
Series 2020-1 Supplement, dated as of August 31, 2020, by and among Stack Infrastructure Issuer, LLC as issuer, Closing Date Asset Entities (as defined therein) and Wilmington Trust, National Association, as indenture trustee

4.13*
Series 2019-2 Supplement, dated as of November 21, 2019, by and among Stack Infrastructure Issuer, LLC as issuer, Closing Date Asset Entities (as defined therein) and Wilmington Trust, National Association, as indenture trustee

4.14*
Series 2019-1 Conformed Supplement, dated as of November 21, 2019, by and among Stack Infrastructure Issuer, LLC as issuer, Closing Date Asset Entities (as defined therein) and Wilmington Trust, National Association, as indenture trustee

10.1
Advisory Agreement, by and among Blue Owl Digital Infrastructure Trust, Blue Owl Digital Infrastructure Operating Partnership LP and Blue Owl Digital Infrastructure Trust Advisors LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)

10.2
Administration Agreement, between the Company and Blue Owl Digital Infrastructure Trust Advisors LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)

10.3
Amended and Restated Limited Partnership Agreement of Blue Owl Digital Infrastructure Operating Partnership LP (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)

10.4
Amended and Restated Dealer Manager Agreement, between Blue Owl Digital Infrastructure Trust, Blue Owl Digital Trust Advisor LLC and Blue Owl Securities LLC (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 7, 2025 and incorporated herein by reference)

10.5
Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed on August 8, 2025 and incorporated herein by reference)

10.6
Form of Restricted Share Award Agreement by and between the Company and its independent trustees (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed on August 8, 2025 and incorporated herein by reference)

10.7
Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed on August 8, 2025 and incorporated herein by reference)

10.8
Transaction Agreement by and among Blue Owl Digital Infrastructure Fund I LP, Blue Owl Digital Infrastructure Fund I-A LP, Blue Owl Digital Infrastructure Fund I-B LP, Blue Owl Digital Infrastructure I GP LLC, ICONIQ DC Splitter 1-A, L.P., IPI STACK Domestic REIT Holdings L.P., the Operating Partnership and the Company (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)

19.1*	Policies and Procedures Regarding Insider Trading and Tipping
21.1*	Subsidiaries of the Company
31.1*	Certificate of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
*    Filed herewith.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Digital Infrastructure Trust

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
Date: March 11, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Matthew A’Hearn
Name: Matthew A’Hearn
Title: Chief Executive Officer, President, and Trustee
(Principal Executive Officer)
Date: March 11, 2026

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
(Principal Financial Officer)
Date: March 11, 2026

By:	/s/ Lauren Hamilton
Name: Lauren Hamilton
Title: Chief Accounting Officer
(Principal Accounting Officer)
Date: March 11, 2026

By:	/s/ Marc Zahr
Name: Marc Zahr
Title: Trustee
Date: March 11, 2026

By:	/s/ Alan Kirshenbaum
Name: Alan Kirshenbaum
Title: Trustee

Date: March 11, 2026

By:	/s/ Rick Buoncore
Name: Rick Buoncore
Title: Trustee
Date: March 11, 2026

By:	/s/ Fred Cummings
Name: Fred Cummings
Title: Trustee
Date: March 11, 2026

By:	/s/ Michael Mackey
Name: Michael Mackey
Title: Trustee
Date: March 11, 2026

By:	/s/ Jonathan Shames
Name: Jonathan Shames
Title: Trustee
Date: March 11, 2026

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Blue Owl Digital Infrastructure Trust
Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025	F -	28

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Blue Owl Digital Infrastructure Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Owl Digital Infrastructure Trust and subsidiaries (the Company) as of December 31, 2025 and May 20, 2025, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the period from inception (April 7, 2025), with substantive operations commencing on December 1, 2025, to December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and May 20, 2025, and the results of its operations and its cash flows for the period from inception (April 7, 2025) to December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2025.

Chicago, Illinois

March 11, 2026

Blue Owl Digital Infrastructure Trust
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31, 2025	May 20, 2025
Assets
Investments in real estate, net	$3,265,308	$—
Debt investments	28,574	—
Intangible assets, net	512,783	—
Cash and cash equivalents	186,005	1
Restricted cash	9,972	—
Other assets	23,596	—
Total assets	$4,026,238	$1

Liabilities and Equity
Intangible liabilities, net	$514,404	$—
Secured mortgage loans and notes, net	1,801,413	—
Due to affiliates	54,860	—
Accounts payable and accrued expenses	40,730	—
Other liabilities	16,118	—
Total liabilities	2,427,525	—

Redeemable common shares	1	1

Equity
Common shares - Class S, $0.01 par value per share, 56,833,906 and — shares issued and outstanding as of December 31, 2025 and May 20, 2025, respectively	568	—
Common shares - Class D, $0.01 par value per share, 2,163,000 and — shares issued and outstanding as of December 31, 2025 and May 20, 2025, respectively	22	—
Common shares - Class I, $0.01 par value per share, 32,700,920 and — shares issued and outstanding as of December 31, 2025 and May 20, 2025, respectively	327	—
Common shares - Class E, $0.01 par value per share, 70,000,000 and — shares issued and outstanding as of December 31, 2025 and May 20, 2025, respectively	700	—
Additional paid-in capital	1,574,566	—
Accumulated deficit	(12,725)	—
Accumulated other comprehensive income	2,845	—
Total Shareholders' Equity	1,566,303	—
Non-controlling interests	32,409	—
Total equity	1,598,712	—
Total liabilities and equity	$4,026,238	$1
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Consolidated Statement of Operations
(Dollars in thousands, except per share data)

Period from Inception through December 31, 2025
Revenues
Rental revenue	$29,499
Total revenues	29,499

Expenses
Rental property operating	13,329
General and administrative	817
Management fee	995
Performance participation allocation	1,319
Depreciation and amortization	18,436
Total expenses	34,896

Other income (expense), net
Interest expense	(8,026)
Other income, net	315
Total other expense, net	(7,711)
Net loss	$(13,108)
Net loss attributable to non-controlling interests	383
Net loss attributable to ODIT shareholders	$(12,725)
Net loss per Class S, Class D, and Class I common share – basic	$(0.09)
Net loss per Class E share – basic	$(0.07)
Net loss per Class S, Class D, and Class I common share – diluted	$(0.09)
Net loss per Class E share – diluted	$(0.07)
Weighted-average Class S, Class D, and Class I common shares outstanding, basic	91,697,826
Weighted-average Class E shares outstanding, basic	70,000,100
Weighted-average Class S, Class D, and Class I common shares outstanding, diluted	94,358,246
Weighted-average Class E shares outstanding, diluted	70,588,142
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Consolidated Statement of Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

Period from Inception through December 31, 2025
Net loss	$(13,108)
Other comprehensive income:
Change in unrealized gain on derivative instruments	2,902
Other comprehensive income	2,902
Comprehensive loss	(10,206)
Comprehensive loss attributable to non-controlling interests	326
Comprehensive loss attributable to ODIT shareholders	$(9,880)
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Consolidated Statement of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at Inception	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common shares issued	568	22	327	700	1,615,361	—	—	1,616,978	—	1,616,978
Offering costs	—	—	—	—	(40,794)	—	—	(40,794)	—	(40,794)
Net loss	—	—	—	—	—	—	(12,725)	(12,725)	(383)	(13,108)
Other comprehensive income	—	—	—	—	—	2,845	—	2,845	57	2,902
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	32,734	32,734
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	(1)	—	—	(1)	1	—
Balance at December 31, 2025	$568	$22	$327	$700	$1,574,566	$2,845	$(12,725)	$1,566,303	$32,409	$1,598,712

See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Consolidated Statement of Cash Flows
(Dollars in thousands)

Period from Inception through December 31, 2025
Cash flows from operating activities:
Net loss	$(13,108)

Adjustments to reconcile net loss to cash provided by operating activities:
Management fee	995
Performance participation allocation	1,319
Depreciation and amortization	18,436
Straight-line rent adjustment	(1,071)
Amortization of mortgage note premium/discount	620
Amortization of above/below-market lease intangibles	(1,280)
Change in assets and liabilities:
Decrease in other assets	12,801
Increase in due to affiliates	11,751
Increase in accounts payable and accrued expenses	14,818
Decrease in other liabilities	(1,142)
Net cash provided by operating activities	44,139

Cash flows from investing activities:
Acquisitions of real estate, net	(1,424,767)
Payments for real estate under development	(5,190)
Purchase of investments in real estate debt	(28,478)
Net cash used in investing activities	(1,458,435)

Cash flows from financing activities:
Proceeds from issuance of common shares	1,607,755
Proceeds from issuance of non-controlling interests	125
Proceeds under secured variable funding notes	2,392
Net cash provided by financing activities	1,610,272
Net change in cash and cash equivalents and restricted cash	195,976
Cash and cash equivalents and restricted cash, beginning of period	1
Cash and cash equivalents and restricted cash, end of period	$195,977

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$186,005
Restricted cash	9,972
Total cash and cash equivalents and restricted cash	$195,977

Supplemental disclosures:
Interest paid	$6,181
Accrued unpaid amounts for capital improvements to real estate	$3,092

Non-cash investing and financing activities:
Assumption of mortgage notes in conjunction with acquisitions of real estate	$1,775,000
Assumption of secured variable funding notes in conjunction with acquisitions of real estate	$28,186
Assumption of accounts payable and other liabilities in conjunction with acquisitions of real estate	$43,298
Acquisition of other assets in conjunction with acquisitions of real estate	$32,536
Acquisition of cash and cash equivalents in conjunction with acquisitions of real estate	$55,819
Acquisition of restricted cash in conjunction with acquisitions of real estate	$9,241
Issuance of OP units as consideration for acquisitions of real estate	$32,485
Issuance of common shares as consideration for acquisitions of real estate	$9,224
Stockholder servicing fees and offering costs due to affiliates	$40,794
See accompanying Notes to the Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
1.    Organization and Nature of the Business
Blue Owl Digital Infrastructure Trust (“we”, “us”, “our”, “ODIT”, and the “Company”) was formed on April 7, 2025 (“Inception”) as a Maryland statutory trust. The Company is the sole general partner of Blue Owl Digital Infrastructure Operating Partnership LP, a Delaware limited partnership (the “OP”, “Operating Partnership” or “ODIT OP”). Substantially all of the Company’s business is conducted through ODIT OP. As of December 31, 2025 ODIT owns 98.0% of ODIT OP. The Company is externally managed by Blue Owl Digital Infrastructure Trust Advisors LLC (“Blue Owl Digital Infrastructure Trust Advisors” or “Adviser”), an affiliate of Blue Owl Capital Inc. (together with any entity that is controlled by, controls, or is under common control with Blue Owl Capital Inc., “Blue Owl” or the “Sponsor”).
The Company was capitalized through the purchase by an affiliate of the Adviser of 100 common shares for an aggregate purchase price of $1 on May 20, 2025 (the “Initial Capitalization”). Because employees of an affiliate of the Sponsor have the ability to cause the Company to repurchase the shares issued for this investment, the Company has classified these common shares as redeemable common shares on the Company’s consolidated balance sheet. The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and board of trustees (the “Board”).
The Company intends to operate in a manner to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As a REIT, the Company is entitled to a tax deduction for some or all of the dividends paid to shareholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it currently distributes to shareholders an amount equal to or in excess of the Company’s taxable income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.
The Company’s principal business is the acquisition, ownership, financing, and leasing of stabilized, development, and value-add digital infrastructure assets leased to primarily investment-grade and creditworthy customers, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of December 31, 2025. See Note 15 - Segment Reporting for additional information.
As of December 31, 2025, the Company owned 11 digital infrastructure assets. The Company also holds debt investments which consist of commercial mortgage-backed securities (“CMBS”) (refer to Note 5 - Debt Investments).
On December 1, 2025, the Company commenced the private offering of its shares through a continuous private placement offering (“Private Offering”), pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D, or Regulation S thereunder and applicable state securities law. As of December 31, 2025, the Company is authorized to issue an unlimited number of shares of each of its four classes of its common shares (Class S shares, Class D shares, Class I shares, and Class E shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, Class S, Class D, and Class I shares have the same economic and voting rights. Class E shares have the same voting rights; however, the Company does not pay a management fee or performance participation allocation expense with respect to the Class E shares. The initial offering price for shares sold through the Private Offering was $10.00 per share. The Company conducts periodic closings and sells shares at the prior net asset value (“NAV”) per share as determined using the valuation methodology recommended by the Adviser and approved by the pricing committee of the Board, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
2.    Summary of Significant Accounting Policies and Estimates
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP for annual financial information as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries, and investments in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. In general, a VIE is a legal entity that (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, (b) does not have equity investors with voting rights, or (c) has equity investors whose votes are disproportionate from their economics and substantially all of the activities are conducted on behalf of the investor with disproportionately fewer voting rights. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. As part of its VIE considerations, the Company considers any indirect interests and any applicable relationships, including related parties.
Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. The Company consolidates VOEs when it controls the entity through a majority voting interest and there is no other interest holder that has substantive participating rights or the power to control through an agreement with other equity holders.
When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. Equity method investments for which the Company has elected a fair value option (“FVO”) are initially recorded at fair value and subsequently adjusted for the Company’s pro-rata share of the changes in fair value.
ODIT OP is considered to be a VIE. The Company consolidates this entity as it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets, and overall operating plans.
For consolidated entities, the non-controlling partner’s share of the assets, liabilities, and operations of each entity is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the non-controlling interests’ ownership percentage. Any profits interest due to the other owner is reported within non-controlling interests.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates.
Rental Revenue
The Company’s primary source of revenues is rental revenue, which consists of fixed contractual base rent arising from leases, all of which are classified as operating leases. The Company has elected the non-separation practical expedient for lessors and presents both base rent and tenant reimbursements as a single rental revenue line item in accordance with ASC 842, Leases. Revenues under operating leases that are deemed probable of collection are recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. The Company records certain expenses on a gross basis as the Company pays for such expenses directly and is subsequently reimbursed by the customer. These reimbursements are recorded in rental revenue when incurred. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Base rent arising from leases at our properties is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the customer, with any customer and deferred rent receivable balances charged as a direct write-off against rental revenue in the period of the change in the collectability determination. Our estimate of collectability includes, but is not limited to, factors such as the customer’s payment history, financial condition, industry and geographic area. These estimates could differ materially from actual results.
Expense Recognition
Certain tenants lease the Company’s properties on long-term triple-net basis, which provides that the tenants are responsible for the payment of most, if not all, property operating expenses during the lease term, including, but not limited to, property taxes, utilities, repairs and maintenance, insurance, and capital expenditures. Other leases may be structured on a modified gross or similar basis, under which the Company retains responsibility for certain operating costs. The Company pays for these expenses directly and is subsequently reimbursed by the tenants. In limited circumstances involving certain single-tenant sites, tenants may remit utility expenses directly to the service providers. Management records such expenses when incurred on a gross basis. Operating expenses represent the direct expenses of operating the properties that are expected to continue in the ongoing operations of the Company.
General and administrative expenses are recognized when incurred and include recurring administrative costs incurred by the Company that are directly attributable to the ODIT OP Data Centers and are expected to continue in future periods.
Investments in Real Estate
In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. All property acquisitions to date have been accounted for as asset acquisitions.
Whether the acquisition of a property is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions.
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, customer improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. Tangible assets include land and improvements, buildings, infrastructure, and construction in process. The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) the Company’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The Company records acquired in-place lease values based on the Company’s evaluation of the specific characteristics of each customer’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes utilities, real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.
Intangible lease assets and intangible lease liabilities are recorded as Intangible assets, net and Intangible liabilities, net, respectively, on the Company’s Consolidated Balance Sheet. The amortization of acquired above and below-market leases is recorded as an adjustment to Rental revenue on the Company’s Consolidated Statement of Operations. The

amortization of in-place leases and other lease intangibles is recorded as an adjustment to Depreciation and amortization expense on the Company’s Consolidated Statement of Operations.
The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Buildings, infrastructure, and building improvements	5 - 49 years
Land improvements	10 - 16 years
Furniture, fixtures, and equipment	2 - 7 years
Tenant improvements (1)	Over lease term
Other intangibles (2)	Over lease term
(1)    Tenant improvements are depreciated over the shorter of the remaining lease term or the estimated remaining useful life of the asset.
(2)    Other lease intangibles primarily includes above and below market leases and lease commissions.

For the period from Inception through December 31, 2025, depreciation expense was $10,004.
Significant improvements to properties are capitalized. Repairs and maintenance are expensed to operations as incurred and are included in Rental property operating expenses on the Company’s Consolidated Statement of Operations.
The Company capitalizes certain costs related to the development of real estate, including pre-construction costs, real estate taxes, insurance, construction costs, and salaries and related costs of personnel directly. Additionally, we capitalize interest costs related to development activities. Capitalization of these costs begins when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use at which time the project is placed in service and depreciation commences. Additionally, we make estimates as to the probability of completion of development, and we expense all capitalized costs which are not recoverable.
When assets are sold or retired, their costs and related depreciation are removed from the Company’s Consolidated Balance Sheet with the resulting gains and losses, if any, reflected in net income or loss for the period in the Consolidated Statement of Operations.
The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the GAAP depreciated cost basis of a real estate investment exceeds the undiscounted cash flows of such real estate investment, the investment is considered impaired and the GAAP depreciated cost basis is reduced to the fair value of the investment. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long-term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. If the Company determines that an impairment has occurred, the affected assets are reduced to their fair value.
The valuation and possible subsequent impairment of real estate properties is a significant estimate that can and does change based on the Company’s continuous process of analyzing each property’s economic condition at a point in time and reviewing assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rates. These unobservable inputs are based on a property’s market conditions and expected growth rates. It may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments in real estate between valuations, or to obtain complete information regarding any such events in a timely manner. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment of the real estate properties. The Company did not recognize any impairment charges during the period from Inception through December 31, 2025.

Debt Investments
The Company’s debt investments consist exclusively of CMBS as of December 31, 2025, which are securities backed by one or more mortgage loans secured by real estate assets. The Company has elected to classify its real estate debt securities as available for sale (“AFS”) and carry such investments at fair value.
Interest income from the Company’s debt investments is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts in the future; however, the Company deposits its cash and cash equivalents with high-credit-quality institutions to minimize credit risk exposure.
Restricted Cash
As of December 31, 2025, the restricted cash balance of $9,972 consists of a cash collateral reserve account related to the secured mortgage loans and notes.
Organization and Offering Costs
Organization costs are expensed as incurred and recorded as a component of General and administrative expense on the Company’s Consolidated Statement of Operations and offering costs are charged to equity as such amounts are incurred.
The Adviser has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees, and ongoing shareholder servicing fees) through December 1, 2026. Such costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheet and will be reimbursed to the Adviser pro rata over 60 months beginning December 1, 2026. As of December 31, 2025, the Company had accrued $7,584 of organization and offering costs.
Blue Owl Securities LLC (the “Dealer Manager”), an affiliate of the Adviser, serves as the dealer manager for the Private Offering. No upfront selling fees will be paid to the Company or Dealer Manager with respect to the Class S, Class D, and Class I shares; however, for Class S shares, and/or Class D shares that are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, limited to a percent of the purchase price per share. The Dealer Manager is entitled to receive a shareholder servicing fee of 0.85%, and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class S shares, and Class D shares, respectively. There is no ongoing servicing fee for Class I or Class E shares.
The following details the selling commissions, dealer manager fees, and shareholder servicing fees for each applicable share class as of December 31, 2025:

	Class S	Class D	Class I	Class E
Transaction fees (% of purchase price)	up to 3.50%	up to 1.50%	—%	—%
Shareholder servicing fees (% of NAV)	0.85%	0.25%	—%	—%
Income Taxes
The Company intends to operate in a manner to qualify as a REIT for U.S. federal income tax purposes commencing with the period ending December 31, 2025. As a REIT, the Company will be entitled to a tax deduction for some or all of its dividends paid to shareholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it currently distributes to shareholders an amount equal to or in excess of the Company’s taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Additionally, the Company would be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. Even if the Company qualifies as a REIT for federal income tax purposes, it may still be subject to state and local taxes on its income, assets, or net worth and to federal income and excise taxes on its undistributed income.
As this is ODIT’s first taxable year, ODIT is subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for the year ended December 31, 2025. The acquired Subsidiary REITs and TRSs remain subject to examination by the IRS and applicable state taxing authorities for the year ended December 31, 2022 and subsequent years.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur. As of December 31, 2025, no valuation allowance is provided against the deferred tax assets. We believe it is more-likely than-not that the Company will realize the benefits of these deductible differences.
We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties, if applicable, related to uncertain tax positions as part of income tax benefit or expense in our Consolidated Statement of Comprehensive Income (Loss). For the period from Inception through December 31, 2025, the Company did not record any adjustments related to its accounting for uncertain tax provisions.
Derivatives and Hedging Activities
The Company uses derivative financial instruments to limit cash flow variability caused by changes in interest rates, primarily on variable interest rate debt. We do not use derivative instruments for speculative or trading purposes. The Company’s derivative financial instruments are recorded at fair value on the Consolidated Balance Sheet within Other assets.
The accounting for changes in the fair value of a derivative varies based on the intended use of the derivative, whether the election has been made to designate a derivative as a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the necessary criteria.
Fair Value Measurements
The carrying amounts of cash and cash equivalents and accounts payable and accrued expenses reasonably approximate fair value, in the Company’s judgment, because of their short-term nature.
In accordance with ASC 820, Fair Value Measurement, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:
•Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•Level 2 — Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
The Company has estimated the fair value of its financial instruments and non-financial assets using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.
Valuation of assets and liabilities measured at fair value
Certain of the Company’s debt investments are reported at fair value. As of December 31, 2025, the Company’s debt investments reported at fair value, directly or indirectly, consisted of CMBS securities. The Company generally determines the fair value of its debt investments by utilizing third-party pricing service providers whenever available.
In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. When readily available market quotations are not available, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to Note 5 - Debt Investments for additional details.
The Company’s derivative financial instruments are reported at fair value and consist of interest rate hedging derivatives. The calculation of the fair value of derivative instruments is complex and different inputs in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included in our financial statements. The fair values of the Company’s interest rate contracts were estimated using advice from a third-party derivative specialist, based on cash flows and observable inputs consisting primarily of yield curves and credit spreads (Level 2 inputs). Fair value information relating to derivative financial instruments is provided in Note 8 - Derivative Financial Instruments.
As of December 31, 2025, there were no liabilities measured at fair value on a recurring basis. The following table details the Company’s assets measured at fair value on a recurring basis:

	December 31, 2025
	Level 2	Total
Assets:
Debt investments	$28,574	$28,574
Interest rate hedging derivatives (1)	3,881	3,881
Total	$32,455	$32,455
(1) Included within Other assets within the Consolidated Balance Sheet.

Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore, such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable.
Valuation of liabilities not measured at fair value
As of December 31, 2025, the fair value of the Company’s secured mortgage loans and variable funding notes was $509 below carrying value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 7 – Debt.
Deferred Financing Fees
In accordance with ASC 835, Interest, the Company defers fees and direct costs incurred to obtain financing. Deferred financing costs include legal, structuring and other loan costs incurred by the Company and are amortized to expense using the straight-line method, which approximates the effective interest method, over the term of the loan to which they apply. Unamortized deferred financing costs are charged to interest expense when the related financing is repaid prior to its scheduled maturity date.
Earnings Per Share
Our Class S, Class D, and Class I shares, are allocated net income (loss) at the same rate per share and receive the same gross distribution per share. The Company does not pay a management fee or performance participation allocation expense with respect to the Class E shares or Class E OP Units and as a result, they are a class-specific expenses. Because Class E shares are excluded from the calculation of the management fee and performance participation allocation expense, the Company is required to apply the two-class method in calculating earnings per share.
The Company calculates net loss for the calculation of earnings per share for Class S, Class D, Class I, and Class E shares by allocating net loss before management fee and performance participation expense to Class S, Class D, Class I, and Class E shares on a pro rata basis, before allocating the management fee and performance participation expense to Class S, Class D, and Class I shares on a pro rata basis.
Basic net loss per Class S, Class D, and Class I share and per Class E share was computed using the two-class method by dividing net loss attributable to Class S, Class D, and Class I shareholders and Class E shareholders, respectively, by the weighted average number of Class S, Class D, and Class I shares and Class E shares outstanding during the period. Diluted net loss per Class S, Class D, and Class I share and per Class E share was computed using the two-class method by dividing dilutive net loss attributable to Class S, Class D, and Class I shareholders and Class E shareholders by the weighted average number of dilutive Class S, Class D, and Class I shares and Class E shares outstanding during the period.
Redeemable Class E shares issued to the Adviser as payment for management fees and incentive compensation awards of OP Units to certain employees of the Adviser are included in our calculation of diluted earnings per common and Class E shares.
Share-Based Compensation
We compensate each of our non-employee trustees on the Board who are not affiliated with Blue Owl with an annual retainer of restricted Class E shares as part of their compensation for services on the Board. We recognize compensation expense related to share-based awards to our independent trustees in our consolidated financial statements based on the fair value of the award on the date of grant.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards and pronouncements issued by the FASB. Accounting standards and pronouncements not yet adopted were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s results of operations, financial position and cash flows.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the presentation or structure of the income statement, or change or remove existing disclosure requirements; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of ASU 2024-03 is to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 apply to all PBEs, including entities that file or furnish financial statements with the SEC, inclusive of brokers and dealers in securities and voluntary filers. However, the amendments do not apply to private companies, not-for-profit entities, and employee benefit plans. The ASU should be adopted prospectively, however, retrospective adoption is permitted. The ASU is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.

3.    Acquisitions
On October 8, 2025, the Company and ODIT OP entered into a purchase agreement with Blue Owl Digital Infrastructure Fund I LP (“BODI I Main Fund”), a Delaware limited partnership, Blue Owl Digital Infrastructure Fund I-A LP (“BODI I-A”), a Delaware limited partnership, Blue Owl Digital Infrastructure Fund I-B LP, a Delaware limited partnership (“BODI I-B” and, together with BODI I Main Fund and BODI I-A, the “BODI I Funds”), Blue Owl Digital Infrastructure I GP LLC, a Delaware limited liability company, ICONIQ DC Splitter 1-A, L.P., a Delaware limited partnership (the “394 Pacific Holdco”), and IPI STACK Domestic REIT Holdings L.P., a Delaware limited partnership (“STACK USA Holdco”), pursuant to which ODIT OP acquired certain digital infrastructure assets from the BODI I Funds. The transaction closed on December 1, 2025.
The following table sets forth the acquisition value, number of assets and total rentable capacity of the acquired digital infrastructure assets:

Property Type	Acquisition Value	Number of Properties	Capacity (in Megawatts)
Digital infrastructure	$1,523,792	11	168
Total	$1,523,792	11	168

The following table details the purchase price allocation for the properties acquired during the period from Inception through December 31, 2025:

Buildings, infrastructure, and improvements	$2,864,322
Land and land improvements	289,892
Tenant improvements	43,744
Furniture, fixtures and equipment	2,612
Construction in progress	70,118
In-place lease intangibles	335,375
Other lease intangibles	128,172
Above-market lease intangibles	58,472
Below-market lease intangibles	(516,533)
Total purchase price	$3,276,174
Assumed debt	(1,798,417)
Working capital accounts	46,035
Net proceeds	$1,523,792

Consideration	Amount
Cash	$1,482,083
Common shares issued	9,224
OP Units issued	32,485
Total Purchase Price	$1,523,792

4.    Investments in Real Estate, Net
Investments in real estate, net consisted of the following:

December 31, 2025
Buildings, infrastructure, and building improvements	$2,864,688
Land and land improvements	289,892
Customer improvements	43,818
Furniture, fixtures, and equipment	2,612
Construction in process	74,302
Total	3,275,312
Accumulated depreciation	(10,004)
Investments in real estate, net	$3,265,308
As of December 31, 2025 the total rentable capacity of the Company was 163 megawatts (unaudited), of which 99.6% (unaudited) was leased.
5.    Debt Investments
As of December 31, 2025, the Company’s debt investments consisted of CMBS, which are detailed in the following tables:

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date(2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	5/19/2043	$28,388	$28,574	$28,574
(1)The term SOFR refers to the relevant floating benchmark rates, one-month SOFR.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.

The following table details the credit rating of the Company’s debt investments:

	December 31, 2025
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value
A3	$12,224	12,224	43%
Baa2	5,272	5,272	18%
Baa3	11,078	11,078	39%
Total	$28,574	$28,574	100%
The following table provides the activity for the real estate-related securities for the period from Inception through December 31, 2025:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities at Inception	$—	$—	$—
Face value of real estate-related securities acquired	28,478	—	28,478
Capitalized interest income	96	—	96
Real estate-related securities as of December 31, 2025	$28,574	$—	$28,574

6.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets and liabilities consisted of the following:

		December 31, 2025
	Weighted Average Life (Years)	Intangible Lease Assets, Gross	Accumulated Amortization	Intangible Lease Assets, Net
Intangible lease assets:
In-place lease intangibles	7.7	$335,375	$(6,342)	$329,033
Acquired above-market leases	5.9	58,472	(850)	57,622
Other lease intangible assets	4.7	128,219	(2,091)	126,128
Total	6.1	$522,066	$(9,283)	$512,783

	Weighted Average Life (Years)	Intangible Lease Liabilities, Gross	Accumulated Amortization	Intangible Lease Liabilities, Net
Intangible lease liabilities:
Acquired below-market leases	13.1	$516,534	$(2,130)	$514,404
Total	13.1	$516,534	$(2,130)	$514,404
Amortization expense related to the intangible lease assets for the period from Inception through December 31, 2025 was $9,283, of which $8,433 and $850 is included in depreciation and amortization and rental revenue, respectively within the Consolidated Statement of Operations. Amortization expense related to the intangible lease liabilities for the period from Inception through December 31, 2025 was $2,130 and is included in rental revenue within the Consolidated Statement of Operations. The amount included in rental revenue is related to acquired above and below market leases and is a net reduction to revenue.
The estimated future amortization on the Company’s intangible assets and liabilities for each of the next five years and thereafter as of December 31, 2025 is as follows:

	In-Place Leases	Acquired Above Market Leases	Other Lease Intangible Assets	Acquired Below Market Leases
2026	$61,855	$10,196	$21,692	$(25,559)
2027	30,865	8,455	16,330	(25,336)
2028	22,871	6,177	15,511	(24,323)
2029	19,239	5,199	14,122	(23,924)
2030	16,587	3,979	11,869	(22,729)
Thereafter	177,616	23,616	46,604	(392,533)
Total	$329,033	$57,622	$126,128	$(514,404)
7.    Debt
Our consolidated indebtedness currently consists of borrowings under our mortgage loans and variable funding notes. Borrowings under our non-recourse mortgage notes are cross-collateralized and are backed by the security interests in the right, title, and interest of the underlying properties, as well as the leases and related contracts, including first mortgages on each of those properties. The following table details the mortgage loans and variable funding notes of the Company outstanding at December 31, 2025:

Indebtedness	Weighted Average Interest Rate(1)	Weighted Average Maturity Date (4)	Maximum Facility Size	Principal Balance Outstanding
Mortgage loans
Secured fixed rate ABS loans (2)	4.82%	6/24/2028	N/A	$1,775,000
Variable funding notes
Secured variable funding notes (3)	S + 1.85%	5/27/2028	100,000	30,578
Total indebtedness				$1,805,578
Discount on assumed debt, net				(4,165)
Secured mortgage loans and notes, net				$1,801,413
__________________
(1)The term “S” refers to the relevant floating benchmark rates, one-month SOFR
(2)The secured ABS mortgage loans have fixed interest rates ranging from 1.88% to 5.90% and anticipated repayment maturity dates ranging from March 2026 to May 2030.
(3)The secured variable funding notes bear interest based on the term SOFR plus a 10 basis point adjustment, plus a margin of 175 basis points. The maturity date of May 27, 2028 excludes the impact of certain extension options.
(4)The maturity date on our secured fixed rate ABS loans is the anticipated repayment date.

The Company is subject to various financial and operational covenants under certain of its mortgage loans and variable funding note agreements. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and liquidity thresholds, among others. As of December 31, 2025, the Company believes it was in compliance with all of its financial covenants that could result in a default under such agreements.
The following table details the future principal payments due under the Company’s outstanding borrowings as of December 31, 2025:

Year	Amount
2026	$400,000
2027	–
2028	820,578
2029	240,000
2030	345,000
Thereafter	—
Total	$1,805,578
8.    Derivative Financial Instruments
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s financing transactions. The derivative in place as of December 31, 2025 qualifies as a cash flow hedge under the hedge accounting requirements of ASC 815.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as forecasted interest payments are made on the Company’s mortgage loans. Refer to Note 2 - Summary of Significant Accounting Policies and Estimates for additional detail.
Interest Rate Contracts
Certain of the Company’s forecasted financing transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain mortgage loans secured by the Company’s data center properties. The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s financing and to limit the Company’s exposure to the future variability of interest rates. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Company and its affiliates may also have other financial relationships.

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap contracts to manage our exposure on forecasted variable rate interest debt. The Company has designated its derivative financial instruments as cash flow hedges as defined under GAAP as of December 31, 2025.
The following table details the Company’s outstanding interest rate derivative contracts:

Financial Instruments	Number of Instruments	Weighted Average Maturity Date	Notional Amount at December 31, 2025
Derivatives Designated as Hedging instruments
Interest rate swap	1	3/31/2031	$600,000
Total			$600,000
The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheet is detailed below.

	Balance Sheet Location	December 31, 2025
Derivatives Designated as Hedging Instruments
Interest rate swaps	Other Assets	$3,881
Total Derivatives Designated as Hedging Instruments		$3,881
The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Consolidated Statement of Operations during the period from Inception through December 31, 2025:

	Amount of Unrealized Gain Recognized in OCI		Location of Loss Recognized in Income on Derivatives	Amount of Loss Reclassified from Accumulated OCI into Income
	December 31, 2025			December 31, 2025
Derivatives Designated as Hedging Instruments
Interest rate swap	$2,887	z	Interest Expense	$(15)
Total Derivatives Designated as Hedging Instruments	$2,887			$(15)
9.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

December 31, 2025
Accrued ongoing servicing fees	$34,438
Accrued management fee	995
Performance participation allocation	1,319
Advanced organization and offering costs	7,584
Transaction prorations	7,421
Other expenses	3,103
Total	$54,860
Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to the Dealer Manager, Blue Owl Securities LLC, for ongoing services rendered to shareholders for Class S, and Class D shares equal to 0.85%, and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.

Accrued Management Fees
The Company will pay the Adviser a management fee equal to 1.25% of NAV for Class S shares, Class D shares, and Class I shares per annum payable monthly for services rendered related to ongoing operations of ODIT pursuant to the Advisory Agreement. Additionally, to the extent that ODIT OP issues OP Units to parties other than the Company, our ODIT OP will pay the Adviser a management fee equal to 1.25% of the NAV of OP Units attributable to Class S OP Units, Class S-1 OP Units, Class D OP Units, Class D-1 OP Units, and Class I OP Units not held by us per annum payable monthly.
The management fee may be paid, at the Adviser’s election, in cash, Class E shares, or Class E OP Units. During the period from Inception through December 31, 2025, the Company incurred management fees of $995, which were accrued and unpaid as of December 31, 2025.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Advisory Agreement, the Special Limited Partners hold a performance participation interest in ODIT OP that entitles them to receive an allocation of ODIT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Advisory Agreement. Under the ODIT OP agreement, the Special Limited Partners are entitled to an allocation from ODIT OP with respect to the Class S OP Units, Class S-1 OP Units, Class D OP Units, Class D-1 OP Units, and Class I OP Units equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis and is paid quarterly in Class E OP Units, Class E shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation provided that the Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in our Consolidated Statements of Operations. During the period from Inception through December 31, 2025, the Company recognized $1,319 of performance participation allocation expense in the Company’s Consolidated Statement of Operations, which was accrued and unpaid as of December 31, 2025.
As of December 31, 2025, there were no Class E OP Units outstanding related to payment of the performance participation allocation, and there were no Class E OP Units redeemed during the period from Inception through December 31, 2025 that were originally issued as payment of the performance participation allocation.
Advanced Organization and Offering Costs
The Adviser has agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, design and website expenses, fees and expenses of our escrow agent and transfer agent, and other expenses attributable to the Company’s organization, but excluding ongoing servicing fees) through December 1, 2026. Such costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheet and will commence being reimbursed to the Adviser pro rata over 60 months beginning on December 1, 2026.
Transaction Prorations
Pursuant to the transaction described in Note 3 - Acquisitions, the purchase agreement provided for closing and post-closing adjustments, with any amounts owed by one party to the other settled in the ordinary course pursuant to the agreement’s post‑closing adjustment procedures. As of December 31, 2025, the Company owed $7,421 to BODI I Funds for customary post‑closing prorations related to working capital, which is included in total consideration for the transaction.
Other Expenses
The Company engages an affiliate of the Adviser, STACK Infrastructure, Inc. (“STACK Inc.”), to provide site management and administrative services. The management agreement provides for a 3% management fee on base rent collected on STACK Inc. operated data centers, as well as a facility maintenance fee for onsite security and personnel required to maintain the data centers (collectively, “Property Management Fees”). During the period from Inception through December 31, 2025, the Company incurred $2,655 in Property Management Fees which are included within rental property operating expenses on the Consolidated Statement of Operations.

Common Shares Held by Affiliates
As of December 31, 2025, ODIT affiliates and their employees owned 70,000,100 Class E shares and 588,042 Class E OP units. The aggregate amount of the Class E shares and Class E OP units owned by ODIT affiliates and their employees was $705,944 and $5,930, respectively, based on the NAV per share/unit as of December 31, 2025. During the period from Inception through December 31, 2025, the Adviser did not submit any shares for repurchase.
Real Estate Transactions
Investments in real estate, net and Intangible assets, net include properties that were acquired from BODI I Funds, which are also managed by an affiliate of our Adviser. The properties acquired from BODI I Funds during the period from Inception through December 31, 2025, had a total fair value of $3,276,174 as of their respective acquisition dates. While these properties were acquired from related parties, these related parties and the Company are not under common control.
10.    Leases
Lessor – Operating leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s data center properties. Leases generally include a fixed base rent that escalates annually throughout the term of the applicable leases. Certain leases also contain a variable rent component consisting of the reimbursement of operating expenses such as utilities, real estate taxes, insurance, and common area maintenance costs.
The following table details the components of operating lease income from leases in which the Company is the lessor.

Period from Inception through December 31, 2025
Base rent (1)	$18,607
Straight-line rental revenue, net (2)	1,071
Variable lease payments (3)	8,541
Amortization of below market lease intangibles	1,280
Total Rental revenue	$29,499
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments.
(3)Consists of reimbursement of common area maintenance (“CAM”), real estate taxes, and utilities.

The following table presents the undiscounted future minimum rents the Company expects to receive for its properties classified as operating leases as of December 31, 2025.

Year	Future Minimum Rents
2026	$210,471
2027	174,825
2028	164,652
2029	159,112
2030	142,876
Thereafter	555,043
Total	$1,406,979
11.    Tenant Concentrations
The Company had two tenants from which it derived 10% or more of its revenue for the period from Inception through December 31, 2025, as follows:

Tenant	Rental Income	Percentage of Total Rental Income
Hyperscale Tenant 1	$12,421	42.1%
Hyperscale Tenant 2	$5,269	17.9%

12.    Equity and Non-Controlling Interest
Authorized Capital
As of December 31, 2025, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class D shares, Class I shares, and Class E shares. Each class of common shares and preferred shares has a par value of $0.01. The Board of Trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers, and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, Class S, Class D, and Class I shares have the same economic and voting rights. Class E shares have the same voting rights; however, the Company does not pay a management fee or performance participation allocation expense with respect to the Class E shares.
Common Shares
The following table details the movement in the Company’s outstanding common shares:

	Class S	Class D	Class I	Class E	Total
Balance at Inception	–	–	–	–	–
Common shares issued	56,833,906	2,163,000	32,700,920	70,000,000	161,697,826
Balance at December 31, 2025	56,833,906	2,163,000	32,700,920	70,000,000	161,697,826
Redeemable Common Shares
The Adviser has the ability to redeem its Class E shares issued for the Initial Capitalization for cash at its election. Therefore, the Company has classified these Class E shares as Redeemable common shares outside of equity on the Company’s Consolidated Balance Sheet. As of December 31, 2025, 100 redeemable common shares were issued and remain outstanding.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period, which was not material for the period from Inception through December 31, 2025.
Share and Unit Repurchases
The Company adopted a share repurchase plan, which will commence after the first full fiscal quarter following the initial closing of the Private Offering, whereby, subject to certain limitations, shareholders will be able to request, on a quarterly basis, that the Company repurchase all or any portion of their shares. The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that, subject to certain exceptions, shares that have not been outstanding for at least two years which will be repurchased at 98% of the repurchase price (“Early Repurchase Deduction”). The aggregate NAV of total repurchases of Class S, Class D, Class I, and Class E shares (including repurchases by certain “fund of fund” vehicles and certain U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 3% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. The Early Repurchase Deduction does not apply to shares acquired through the distribution reinvestment plan or to repurchases of our common shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by us. In addition, we may not apply the Early Repurchase Deduction to certain “fund of fund” or feeder vehicles or their respective underlying investors.
Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and could choose to repurchase fewer shares than were requested to be repurchased, or none at all. Further, the Board may modify and suspend the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determined to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter would be repurchased on a pro rata basis.
For the period from Inception through December 31, 2025, the Company did not repurchase common shares. The Company had no unfulfilled repurchase requests during the period from Inception through December 31, 2025.
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common shares receive the same gross distribution per share. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The Company has adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the purchase price at the time the distribution is payable. Shareholders will not pay an upfront transaction fee when purchasing shares pursuant to the distribution reinvestment plan. The ongoing servicing fees with respect to shares of Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV.
As of December 31, 2025, the Company had not declared any distributions for its common shares.
Redeemable Non-controlling Interest
In connection with its performance participation interest, the Special Limited Partners have elected to receive payment in Class E OP Units. See Note 9 - Related Party Transactions for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partners have the ability to redeem their Class E OP Units for Class E shares in the Company or cash at their election, the Company expects to classify these Class E OP Units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Consolidated Balance Sheet. As of December 31, the Company has not issued any Class E OP Units as payment to the Special Limited Partners.
Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period.
13.    Commitments and Contingencies
The Company is involved in various claims and litigation matters arising in the ordinary course of business, some of which involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. Although the ultimate liability for these matters cannot be determined, based upon information currently available, the Company believes the ultimate resolution of such claims and litigation will not have a material adverse effect on its financial position, results of operations or liquidity.
The Company has assets that require periodic investments of capital for customer-related capital expenditures and for general capital improvements. From time to time, in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. As of December 31, 2025, the Company had open commitments related to construction projects of approximately $19,818.
14.    Earnings Per Share
Our Class S, Class D, and Class I shares, are allocated net income (loss) at the same rate per share and receive the same gross distribution per share. The Company does not pay a management fee or performance participation allocation expense with respect to the Class E shares or Class E OP Units and as a result, it is a class-specific expense. Because Class E shares are excluded from the calculation of the management fee and performance participation allocation expense, the Company is required to apply the two-class method in calculating earnings per share.
The Company calculates net loss for the calculation of earnings per share for Class S, Class D, and Class I shares and Class E shares by allocating net loss before management fee and performance participation expense to Class S, Class D, and Class I shares and Class E shares on a pro rata basis, the management fee and performance participation allocation expense is then allocated to Class S, Class D, and Class I shares on a pro rata basis.

Basic net loss per Class S, Class D, and Class I share and per Class E share was computed using the two-class method by dividing net loss attributable to Class S, Class D, and Class I shareholders and Class E shareholders, respectively, by the weighted average number of Class S, Class D, and Class I shares and Class E shares outstanding during the period. Diluted net loss per Class S, Class D, and Class I share and per Class E share was computed using the two-class method by dividing dilutive net loss attributable to Class S, Class D, and Class I shareholders and Class E shareholders by the weighted average number of dilutive Class S, Class D, and Class I shares and Class E shares outstanding during the period.
Our calculation of basic net loss per Class S, Class D, and Class I share and per Class E share for the period from Inception through December 31, 2025 is presented in the table below:

	Period from Inception through December 31, 2025
	Total	Class S, Class D, and Class I Shares	Class E Shares
Net loss	$(13,108)	$(8,489)	$(4,619)
Net loss attributable to non-controlling interests	383	330	53
Net loss attributable to ODIT	$(12,725)	$(8,159)	$(4,566)

Net loss attributable to dilutive OP Units	(383)	(330)	(53)
Net loss attributable to ODIT - dilutive	$(13,108)	$(8,489)	$(4,619)

Weighted average number of common shares outstanding - basic	161,697,926	91,697,826	70,000,100
Effect of dilutive OP Units	3,248,462	2,660,420	588,042
Weighted average shares of common shares outstanding - dilutive	164,946,388	94,358,246	70,588,142

Net loss per common share - basic	$(0.08)	$(0.09)	$(0.07)
Net loss per common share - diluted	$(0.08)	$(0.09)	$(0.07)
15.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of stabilized, development, and value-add digital infrastructure assets leased to primarily investment-grade and creditworthy customers, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance.
The Company’s Chief Executive Officer is responsible for allocating resources and assessing performance, and as such is the Chief Operating Decision Maker. The CODM reviews information at the consolidated entity level, which does not distinguish the principal business, or group the operations, by property type, lease classification, investment type or any other grouping. Accordingly, the Company has one operating segment and one reportable segment as of December 31, 2025.
The CODM specifically reviews consolidated net income and certain significant expenses excluding non-cash items on a consolidated basis to allocate resources accordingly. The following table details our segment financial results for the period from Inception through December 31, 2025 (in thousands):

Period from Inception through December 31, 2025
Total segment revenues	$29,499
Segment expenses
Fund level expenses (1)	817
Management fees	995
Performance participation allocation	1,319
Interest expense (2)	7,406
Other segment expenses, net (3)	32,070
Consolidated segment net loss	$(13,108)
__________________
(1)     Fund level expenses are total general and administrative expenses.
(2)     Interest expense excludes non-cash items such as amortization expense related to our discount on assumed debt.
(3)     Other segment expenses include property operating expenses, depreciation and amortization, other income, net, and other non-cash items.

The measure of segment assets is reported on the Consolidated Balance Sheet as total assets.
16.    Subsequent Events
In preparation of the accompanying Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after December 31, 2025 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from December 31, 2025 through the date the financial statements were issued.
Proceeds from the Issuance of Common Shares
From January 1, 2026, through the date the financial statements were issued, the Company sold an aggregate of 11,091,761 common shares (consisting of 6,604,775 Class S shares, 302,395 Class D shares, 4,101,360 Class I shares, and 83,230 Class E shares) resulting in net proceeds of $109,992 to the Company.
Issuance of Secured Term Notes
On March 3, 2026, Stack Infrastructure Issuer, LLC, an indirect wholly-owned subsidiary of the Company, issued $695,000 aggregate principal amount of Secured Data Center Revenue Term Notes, Series 2026-1 Class A-2 (the “Series 2026-1 Class A-2 Notes”) in a private placement. The notes have an interest rate of 5.0% and have an anticipated repayment date of March 25, 2031. The Company used the proceeds to repay certain outstanding secured fixed rate ABS loans and for other general corporate purposes.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025
(Dollars in thousands)

		Initial Cost (1)		Costs Capitalized Subsequent to Acquisition (1) (2)		Gross Amounts Carried at the Close of Period (1)
Location	Number of Properties	Land and Land Improvements	Buildings and Improvements	Land and Land Improvements	Buildings and Improvements	Land and Land Improvements	Buildings and Improvements	Accumulated Depreciation (3)	Year Acquired

Data Center Properties
Atlanta, GA	1	$6,936	$128,233	$—	$—	$6,936	$128,233	$(592)	2025
Elk Grove Village, IL	1	31,734	209,423	—	5,025	31,734	214,448	(528)	2025
Elk Grove Village, IL	1	26,111	407,187	—	(530)	26,111	406,657	(1,374)	2025
Plano, TX	1	19,506	358,372	—	161	19,506	358,533	(1,405)	2025
Dallas, TX	1	8,793	103,435	—	19	8,793	103,454	(349)	2025
New Albany, OH	1	16,676	53,419	—	210	16,676	53,629	(294)	2025
Sterling, VA	1	91,007	321,626	—	92	91,007	321,718	(988)	2025
Hillsboro, OR	1	10,123	100,101	—	12	10,123	100,113	(366)	2025
Hillsboro, OR	1	20,910	471,082	—	377	20,910	471,459	(1,521)	2025
San Jose, CA	1	21,181	137,713	—	251	21,181	137,964	(627)	2025
San Jose, CA	1	36,915	690,208	—	2	36,915	690,210	(1,960)	2025
Total Portfolio	11	$289,892	$2,980,799	$—	$5,619	$289,892	$2,986,418	$(10,004)
(1) Buildings and Improvements includes infrastructure, tenant improvements, FF&E, and construction in process.
(2) Costs capitalized subsequent to acquisition include the impact of construction in process and assets that were disposed during the period.
(3) Refer to Note 2 – Summary of Significant Accounting Policies and Estimates for details of depreciable lives.
The aggregate cost basis of real estate owned as of December 31, 2025 for federal income tax purposes was approximately $1,991,494 (unaudited).
The following table reconciles the historical cost and accumulated depreciation of the Company’s investments in real estate for financial reporting purposes for the period ended December 31, 2025 (in thousands).

December 31, 2025
Real Estate:
Balance at Inception	$—
Additions during period:
Land and land improvements	289,892
Buildings and improvements	2,911,118
Construction in process	74,302
Balance at the end of the period	$3,275,312

Accumulated Depreciation:
Balance at Inception	$—
Accumulated depreciation	(10,004)
Balance at the end of the period	$(10,004)