Form 10-Q
period 2026-03-31
Blue Owl Digital Infrastructure Trust
filed 2026-05-13
CIK 2069692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 06, 2026, the issuer had the following shares outstanding: 68,899,560 Class S shares, 2,580,291 Class D shares, 40,443,463 Class I shares, and 70,450,969 Class E shares.

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
• actual and potential conflicts of interest with the Adviser (as defined below) or any of its affiliates;
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
•recent concerns about the real estate market, changes in interest rates, elevated inflation, increased energy costs and geopolitical issues (including trade and other conflicts) have contributed to increased market volatility and may negatively impact the economy going forward. Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates; inability to lease space on favorable terms; bankruptcies, financial difficulties or lease defaults by our customers, particularly for our customers with net leases for large properties; elevated inflation, changes in interest rates and supply chain disruptions; market volatility and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, compliance costs with respect to environmental laws and other laws;
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
For more information regarding these and other risks and uncertainties that we face, refer to Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2026 and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate, net	$3,245,211	$3,265,308
Investment in unconsolidated joint venture	46,977	—
Debt investments	154,842	28,574
Intangible assets, net	485,048	512,783
Cash and cash equivalents	135,148	186,005
Restricted cash	12,214	9,972
Other assets	39,270	23,596
Total assets	$4,118,710	$4,026,238

Liabilities and Equity
Intangible liabilities, net	$508,014	$514,404
Secured mortgage loans and notes, net	1,784,324	1,801,413
Due to affiliates	58,786	54,860
Accounts payable and accrued expenses	35,194	40,730
Other liabilities	28,811	16,118
Total liabilities	2,415,129	2,427,525

Redeemable non-controlling interests	1,331	—
Redeemable common shares	2,089	1

Equity
Common shares - Class S, $0.01 par value per share, 67,014,491 and 56,833,906 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	670	568
Common shares - Class D, $0.01 par value per share, 2,478,438 and 2,163,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	25	22
Common shares - Class I, $0.01 par value per share, 39,156,521 and 32,700,920 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	392	327
Common shares - Class E, $0.01 par value per share, 70,134,464 and 70,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	701	700
Additional paid-in-capital	1,738,451	1,574,566
Accumulated deficit and cumulative distributions	(70,570)	(12,725)
Accumulated other comprehensive (loss) income	(641)	2,845
Total Shareholders’ Equity	1,669,028	1,566,303
Non-controlling interests	31,133	32,409
Total equity	1,700,161	1,598,712
Total liabilities and equity	$4,118,710	$4,026,238
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statement of Operations
(Dollars in thousands, except per share data)

Three Months Ended
March 31, 2026
Revenues
Rental revenue	$90,862
Total revenues	90,862

Expenses
Rental property operating	39,021
General and administrative	3,004
Management fee	3,380
Performance participation allocation	3,537
Depreciation and amortization	55,191
Total expenses	104,133

Other income (expense)
Income from unconsolidated joint venture	675
Interest expense	(24,346)
Interest income	2,681
Other expense, net	(399)
Total other expense, net	(21,389)
Net loss	(34,660)
Net loss attributable to non-controlling interests	656
Net loss attributable to ODIT shareholders	$(34,004)
Net loss per Class S, Class D, and Class I common share - basic	$(0.22)
Net loss per Class E share - basic	$(0.16)
Net loss per Class S, Class D, and Class I common share - diluted	$(0.22)
Net loss per Class E share - diluted	$(0.16)
Weighted-average Class S, Class D and Class I common shares outstanding, basic	103,538,210
Weighted-average Class E common shares outstanding, basic	70,183,948
Weighted-average Class S, Class D and Class I common shares outstanding, diluted	103,538,210
Weighted-average Class E common shares outstanding, diluted	70,183,948
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statement of Comprehensive Loss
(Dollars in thousands, except per share data)

Three Months Ended
March 31, 2026
Net loss	$(34,660)
Other comprehensive loss:
Loss on derivative instruments	(2,340)
Unrealized loss on AFS debt investments	(1,169)
Other comprehensive loss	(3,509)
Comprehensive loss	(38,169)
Comprehensive loss attributable to non-controlling interests	679
Comprehensive loss attributable to ODIT shareholders	$(37,490)
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statement of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$568	$22	$327	$700	$1,574,566	$2,845	$(12,725)	$1,566,303	$32,409	$1,598,712
Common shares issued	98	3	62	1	165,155	—	—	165,319	—	165,319
Offering costs	—	—	—	—	(8,103)	—	—	(8,103)	—	(8,103)
Distribution reinvestment	4	—	3	—	6,781	—	—	6,788	—	6,788
Amortization of restricted share grants	—	—	—	—	86	—	—	86	—	86
Net loss (Net loss of $17 allocated to redeemable NCI)	—	—	—	—	—	—	(34,004)	(34,004)	(639)	(34,643)
Other comprehensive loss (Other comprehensive loss of $3 allocated to redeemable NCI)	—	—	—	—	—	(3,486)	—	(3,486)	(20)	(3,506)
Distributions declared on common shares ($0.1500 gross per share)	—	—	—	—	—	—	(23,841)	(23,841)	—	(23,841)
Redeemable common share measurement adjustment	—	—	—	—	(24)	—	—	(24)	—	(24)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	32	32
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(618)	(618)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(50)	—	—	(50)	—	(50)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	40	—	—	40	(31)	9
Balance at March 31, 2026	$670	$25	$392	$701	$1,738,451	$(641)	$(70,570)	$1,669,028	$31,133	$1,700,161

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands, except per share data)

Three Months Ended
March 31, 2026
Cash flows from operating activities:
Net loss	$(34,660)

Adjustments to reconcile net loss to cash provided by operating activities:
Management fee	3,380
Performance participation allocation	3,537
Depreciation and amortization	55,191
Straight-line rent adjustment	(2,858)
Debt extinguishment expense	454
Amortization of deferred financing costs	1,799
Amortization of above/below-market lease intangibles	(3,841)
Income from unconsolidated joint venture	(675)
Amortization of restricted stock units	125
Change in assets and liabilities:
Increase in other assets	(3,441)
Decrease in due to affiliates	(764)
Decrease in accounts payable and accrued expenses	(6,879)
Increase in other liabilities	164
Net cash provided by operating activities	11,532

Cash flows from investing activities:
Payments for acquisitions of real estate	(6,946)
Payments for real estate under development	(16,099)
Purchase of debt investments	(128,595)
Sale of debt investments	1,593
Investment in unconsolidated joint venture	(46,302)
Settlement of derivative contracts	1,526
Net cash used in investing activities	(194,823)

Cash flows from financing activities:
Proceeds from issuance of common shares	165,319
Payment of distributions to common shares	(10,831)
Proceeds from issuance of non-controlling interests	32
Payment of distributions to non-controlling interests	(501)
Borrowings under mortgage notes	681,262
Repayment of mortgage notes	(650,000)
Repayment of variable funding notes	(30,578)
Payment of deferred financing costs	(20,027)
Net cash provided by financing activities	134,676
Net change in cash and cash equivalents and restricted cash	(48,615)
Cash and cash equivalents and restricted cash, beginning of period	195,977
Cash and cash equivalents and restricted cash, end of period	$147,362

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet
Cash and cash equivalents	$135,148
Restricted cash	12,214
Total cash and cash equivalents and restricted cash	$147,362

Supplemental disclosures:
Interest paid	$22,892
Accrued unpaid amounts for real estate under development	$10

Non-cash investing and financing activities:
Issuance of redeemable Class E Shares as settlement of the management fee	$2,065
Redeemable non-controlling interest issued as settlement of performance participation allocation	$1,319
Allocation to redeemable non-controlling interest	$50
Allocation to redeemable common shares	$24
Distribution reinvestment	$6,788
Accrued distributions	$6,221
Accrued distributions for non-controlling interests	$127
Accrued unpaid deferred financing costs	$990
Accrued stockholder servicing fees	$39,370
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
1.    Organization and Nature of the Business
Blue Owl Digital Infrastructure Trust (“we”, “us”, “our”, “ODIT”, and the “Company”) was formed on April 7, 2025 (“Inception”) as a Maryland statutory trust. The Company is the sole general partner of Blue Owl Digital Infrastructure Operating Partnership LP, a Delaware limited partnership (the “OP”, “Operating Partnership” or “ODIT OP”). Substantially all of the Company’s business is conducted through ODIT OP. As of March 31, 2026, ODIT owns 98.2% of ODIT OP. The Company is externally managed by Blue Owl Digital Infrastructure Trust Advisors LLC (“Blue Owl Digital Infrastructure Trust Advisors” or “Adviser”), an affiliate of Blue Owl Capital Inc. (together with any entity that is controlled by, controls, or is under common control with Blue Owl Capital Inc., “Blue Owl” or the “Sponsor”).
The Company was capitalized through the purchase by an affiliate of the Adviser of 100 common shares for an aggregate purchase price of $1 on May 20, 2025 (the “Initial Capitalization”). Because employees of an affiliate of the Sponsor have the ability to cause the Company to repurchase the shares issued for this investment, the Company has classified these common shares as redeemable common shares on the Company’s condensed consolidated balance sheet. The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and board of trustees (the “Board”).
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
The Company’s principal business is the acquisition, ownership, financing, and leasing of stabilized, development, and value-add digital infrastructure assets leased to primarily investment-grade and creditworthy customers, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of March 31, 2026. See Note 14 - Segment Reporting for additional information.
As of March 31, 2026, the Company owned 11 digital infrastructure assets as well as debt investments consisting of commercial mortgage-backed securities (“CMBS”). Additionally, the Company holds a 40.0% ownership interest in one unconsolidated joint venture. See Note 4 - Investment in Unconsolidated Joint Venture and Note 5 - Debt Investments for additional information.
On December 1, 2025, the Company commenced the private offering of its shares through a continuous private placement offering (“Private Offering”) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D, or Regulation S thereunder and applicable state securities law. As of March 31, 2026, the Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class D shares, Class I shares, and Class E shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, Class S, Class D, and Class I shares have the same economic and voting rights. Class E shares have the same voting rights; however, the Company does not pay a management fee or performance participation allocation expense with respect to the Class E shares. The initial purchase price for shares sold through the Private Offering was $10.00 per share. The Company conducts monthly closings and sells shares at the net asset value (“NAV”) per share as of the last calendar day of the immediately preceding month, as determined using the valuation methodology recommended by the Adviser and approved by the audit committee of the Board of Trustees, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

2.    Summary of Significant Accounting Policies and Estimates
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP for interim financial information as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, and investments in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. ODIT was formed on April 7, 2025 and commenced principal operations on December 1, 2025, and accordingly, there were no operations during the three months ended March 31, 2025. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2026.
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
When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected a fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. Equity method investments for which the Company has elected an FVO are initially recorded at fair value and subsequently adjusted for the Company’s pro-rata share of the changes in fair value.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates.

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026. Inherent in such estimates and judgments relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. Actual results could differ materially from those estimates.
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
General and administrative expenses are recognized when incurred and include recurring administrative costs incurred by the Company that are directly attributable to the Company’s data center properties and are expected to continue in future periods.
Investment in Unconsolidated Joint Venture
The Company has elected the FVO for its investment in unconsolidated joint venture, as this election aligns the accounting for GAAP and the calculation of monthly NAV for these investments. The Company therefore reports these investments at fair value in Investment in unconsolidated joint venture on the Condensed Consolidated Balance Sheets. Changes in the fair value of equity method investments under the FVO are recorded as Income from unconsolidated joint venture in the Condensed Consolidated Statements of Operations.
The Company evaluates its equity method investments on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, the Company measures the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint-venture agreement. For equity investments in entities that hold real estate, the estimated fair value of the underlying investment’s real estate is calculated based on whether the acquisition of a property qualifies as a business combination or an asset acquisition. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities have fair values that generally approximate their carrying values.
Distributions received from equity method investments are classified using the nature of distributions approach. Distributions received are classified based on the nature of the activity or activities that generated the distributions as a return on the investment, which are classified as cash inflows from operating activities, or a return of investment, which are classified as cash inflows from investing activities. Investments made for equity method investments are classified as cash outflows from investing activities in the Condensed Consolidated Statements of Cash Flows.
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
Valuation of assets and liabilities measured at fair value
The Company’s debt investments and FVO equity method investments are reported at fair value. As of March 31, 2026, the Company’s debt investments reported at fair value consisted of CMBS securities.
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
The Company has elected the FVO for its investment in unconsolidated joint venture and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro rata share of the investments’ equity at fair value. The investments’ underlying debt investments and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying debt investments and debt is determined by discounting the future contractual cash flows to the present value using current market interest rates. As of March 31, 2026, the weighted average interest rate utilized to value the underlying debt investments was 5.9% and the weighted average interest rate utilized to value the debt was 5.4%.
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
As of March 31, 2026, there were no liabilities measured at fair value on a recurring basis. The following table details the Company’s assets measured at fair value on a recurring basis:

	March 31, 2026			December 31, 2025
	Level 2	Level 3	Total	Level 2	Total
Assets:
Investment in unconsolidated joint venture	$—	$46,977	$46,977	$—	$—
Debt investments	154,842	—	154,842	28,574	28,574
Interest rate hedging derivatives (1)	—	—	—	3,881	3,881
Total	$154,842	$46,977	$201,819	$32,455	$32,455
(1)     Included within Other assets within the Condensed Consolidated Balance Sheet.

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs:

	Investment in Unconsolidated Joint Venture	Total Assets
Balance as of December 31, 2025	$—	$—
Purchases	46,302	46,302
Included in net income
Income from unconsolidated joint venture	675	675
Balance as of March 31, 2026	$46,977	$46,977
Deferred Financing Costs
In accordance with ASC 835, Interest, the Company defers fees and direct costs incurred to obtain financing. Deferred financing costs include legal, structuring and other loan costs incurred by the Company and are amortized to expense using the straight-line method, which approximates the effective interest method, over the term of the loan to which they relate. Unamortized deferred financing costs are charged to interest expense when the related financing is repaid prior to its scheduled maturity date.
Earnings Per Share
Our Class S, Class D, and Class I shares are allocated net income (loss) at the same rate per share and receive the same gross distribution per share. The Company does not pay a management fee or performance participation allocation expense with respect to the Class E shares or Class E OP Units and as a result, such fees are class-specific expenses. Because Class E shares are excluded from the calculation of the management fee and performance participation allocation expense, the Company is required to apply the two-class method in calculating earnings per share.
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

Share-Based Compensation
We compensate each of our non-employee trustees on the Board who are not affiliated with Blue Owl with an annual retainer of restricted Class E shares as part of their compensation for services on the Board. We recognize compensation expense related to share-based awards to our independent trustees in our condensed consolidated financial statements based on the fair value of the award on the date of grant.
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
3.    Investments in Real Estate, Net
Investments in real estate, net consisted of the following:

	March 31, 2026	December 31, 2025
Buildings, infrastructure, and building improvements	$2,864,132	$2,864,688
Land and land improvements	289,892	289,892
Customer improvements	43,818	43,818
Furniture, fixtures, and equipment	2,612	2,612
Construction in process	84,767	74,302
Total	3,285,221	3,275,312
Accumulated depreciation	(40,010)	(10,004)
Investments in real estate, net	$3,245,211	$3,265,308
During the three months ended March 31, 2026, $6,623 of construction in process was placed into service to buildings, infrastructure, and building improvements. This increase was offset by $7,040 of purchase price adjustments recorded during the period related to the prior acquisition of 11 data center assets (the “Initial Portfolio”) related to the settlement of final prorations and transaction costs, including transfer taxes.
As of March 31, 2026, the total rentable capacity of the Company was 163 megawatts, of which 99.6% was leased.

4.    Investment in Unconsolidated Joint Venture
As of March 31, 2026, the Company owns interests in one unconsolidated joint venture with a third party, which is accounted for under the FVO. The Company did not have any investments in unconsolidated joint ventures as of December 31, 2025. The following table details the Company’s investment as of March 31, 2026:

Investment	Number of Investments	Ownership Percentage	Carrying Amount of Investment	Income
Unconsolidated joint venture accounted for under the FVO
Debt investments	1	40.0%	$46,977	$675
Total unconsolidated joint venture accounted for under the FVO	1		$46,977	$675

5.    Debt Investments
As of March 31, 2026 and December 31, 2025, the Company’s debt investments consisted of CMBS, which are detailed in the following tables:

	March 31, 2026
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 4%	7/11/2042	$155,242	$156,011	$154,842

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	5/19/2043	$28,388	$28,574	$28,574

(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)Weighted average maturity date is based on the fully extended maturity date of the instrument.

The following table details the credit rating of the Company’s debt investments:

	March 31, 2026			December 31, 2025
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$10,069	$9,984	6%	$—	$—	—%
A-	27,789	27,423	18%	12,224	12,224	43%
BBB	5,273	5,216	4%	5,272	5,272	18%
BBB-	15,502	15,297	10%	11,078	11,078	39%
BB+	6,131	6,097	4%	—	—	—%
BB	9,753	9,777	6%	—	—	—%
BB-	64,433	63,987	41%	—	—	—%
B+	17,061	17,061	11%	—	—	—%
Total	$156,011	$154,842	100%	$28,574	$28,574	100%
The following table provides the activity for the real estate-related securities for the three months ended March 31, 2026:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2025	$28,574	$—	$28,574

Face value of real estate-related securities acquired	128,595	—	128,595
Sale of real estate-related securities	(1,593)	—	(1,593)
Realized gain on sale of real estate-related securities	2	—	2
Interest income associated with real estate-related securities	433	—	433
Unrealized loss on real estate securities	—	(1,169)	(1,169)
Real estate-related securities as of March 31, 2026	$156,011	$(1,169)	$154,842
6.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets and liabilities consisted of the following:

		March 31, 2026			December 31, 2025
	Weighted Average Life (Years)	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	7.4	$335,375	$(25,320)	$310,055	$335,375	$(6,342)	$329,033
Acquired above-market leases	5.5	58,472	(3,399)	55,073	58,472	(850)	57,622
Other lease intangibles	4.3	128,219	(8,299)	119,920	128,219	(2,091)	126,128
Total intangible lease assets	6.4	$522,066	$(37,018)	$485,048	$522,066	$(9,283)	$512,783

	Weighted Average Life (Years)	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net
Intangible lease liabilities
Acquired below-market leases	12.8	$516,534	$(8,520)	$508,014	$516,534	$(2,130)	$514,404
Total intangible lease liabilities	12.8	$516,534	$(8,520)	$508,014	$516,534	$(2,130)	$514,404

Amortization expense related to the intangible lease assets for the three months ended March 31, 2026 was $27,735, of which $25,186 and $2,549 is included in depreciation and amortization and rental revenue, respectively, within the Condensed Consolidated Statement of Operations. Amortization expense related to the intangible liabilities for the three months ended March 31, 2026 was $6,390 and is included in rental revenue within the Condensed Consolidated Statement of Operations. The amount included in rental revenue is related to acquired above- and below-market leases.
The estimated future amortization on the Company’s intangible assets and liabilities for each of the next five years and thereafter as of March 31, 2026 is as follows:

	In-place lease intangibles	Acquired above-market leases	Other lease intangible assets	Acquired below-market leases
2026 (remaining)	$42,907	$7,648	$15,489	$(19,169)
2027	30,865	8,455	16,330	(25,336)
2028	22,871	6,177	15,511	(24,323)
2029	19,239	5,199	14,122	(23,924)
2030	16,587	3,979	11,869	(22,729)
2031	12,244	2,559	9,577	(21,209)
Thereafter	165,342	21,056	37,022	(371,324)
Total	$310,055	$55,073	$119,920	$(508,014)

7.    Debt
Our consolidated indebtedness currently consists of borrowings under our mortgage loans and variable funding notes. Borrowings under our non-recourse mortgage notes are cross-collateralized and are backed by the security interests in the right, title, and interest of the underlying properties, as well as the leases and related contracts, including first mortgages on each of those properties. The following table details the mortgage loans and variable funding notes of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate (1)	Weighted Average Maturity Date (2)	Maximum Facility Size	March 31, 2026	December 31, 2025
Mortgage loans
Secured fixed rate ABS loans (3)	5.39%	1/21/2030	N/A	$1,820,000	$1,775,000

Variable funding notes
Secured variable funding notes (4)	S+ 1.85%	5/27/2028	$100,000	—	30,578

Total indebtedness				$1,820,000	$1,805,578
Deferred financing costs, net				(19,699)	$—
Discount on debt, net				(15,977)	(4,165)
Secured mortgage loans and notes, net				$1,784,324	$1,801,413
__________________
(1)The term “S” refers to the relevant floating benchmark rate, one-month SOFR.
(2)The maturity date on our secured fixed rate ABS loans and secured fixed rate funding notes is the anticipated repayment date.
(3)The secured ABS mortgage loans have fixed interest rates ranging from 5.00% to 5.90% and anticipated repayment maturity dates ranging from July 2028 to March 2031.
(4)The secured variable funding notes bear interest based on the term SOFR plus a 10 basis point adjustment, plus a margin of 175 basis points. The maturity date of May 27, 2028 excludes the impact of certain extension options.

Secured Data Center Revenue Term Notes
On March 3, 2026, Stack Infrastructure Issuer, LLC, an indirect wholly-owned subsidiary of the Company, issued $695,000 aggregate principal amount of secured fixed rate ABS loans, Series 2026-1 Class A-2, in a private placement. The notes have an interest rate of 5.0% and have an anticipated repayment date of March 25, 2031. The Company used the proceeds to repay certain outstanding secured fixed rate ABS loans and for other general corporate purposes.
Financial Covenants
The Company is subject to various financial and operational covenants under certain of its mortgage loans and variable funding notes. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and liquidity thresholds, among others. As of March 31, 2026, the Company believes it was in compliance with all of its financial covenants that could result in a default under such agreements.
The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of March 31, 2026:

Year	Amount
2026 (remaining)	$—
2027	—
2028	540,000
2029	240,000
2030	345,000
2031	695,000
Thereafter	—
Total	$1,820,000

8.    Derivative Financial Instruments
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s financing transactions. As of December 31, 2025 the derivative in place qualified as a cash flow hedge under the hedge accounting requirements of ASC 815. The Company did not have any derivatives in place as of March 31, 2026.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap and interest rate caps will be reclassified to interest expense as forecasted interest payments are made on the Company’s mortgage loans. Refer to Note 2 - Summary of Significant Accounting Policies and Estimates for additional detail.
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
The Company’s objective in using interest rate derivatives is to add stability to its interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, we use interest rate swap contracts to manage our exposure on variable rate interest debt and variable rate investments in real estate debt. The Company designated its derivative financial instrument in place as of December 31, 2025 as a cash flow hedge as defined under GAAP.
The following table details the Company’s outstanding derivatives:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	March 31, 2026	December 31, 2025
Derivatives Designated as Hedging Instruments
Interest rate swaps	N/A	N/A	$—	$600,000
Total			$—	$600,000
The fair value of the Company’s derivative financial instruments included in the Condensed Consolidated Balance Sheet is detailed below:

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate swaps	Other Assets	$—	$3,881
Total		$—	$3,881
The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2026:

	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	March 31, 2026		March 31, 2026
Interest rate swaps - Investments	$(2,356)	Interest Expense	$(16)
Total	$(2,356)		$(16)

9.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	March 31, 2026	December 31, 2025
Accrued ongoing servicing fees	$39,370	$34,438
Accrued management fee	2,310	995
Performance participation allocation	3,537	1,319
Advanced organization and offering costs	11,148	7,584
Transaction prorations	475	7,421
Other expenses	1,946	3,103
Total	$58,786	$54,860

Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to Blue Owl Securities LLC (the “Dealer Manager”), for ongoing services rendered to shareholders for Class S, and Class D shares equal to 0.85%, and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.
Accrued Management Fees
The Company pays the Adviser a management fee equal to 1.25% of NAV for Class S shares, Class D shares, and Class I shares per annum payable monthly for services rendered related to ongoing operations of ODIT pursuant to the Advisory Agreement. Additionally, to the extent that ODIT OP issues OP Units to parties other than the Company, ODIT OP will pay the Adviser a management fee equal to 1.25% of the NAV of OP Units attributable to Class S OP Units, Class D OP Units, and Class I OP Units not held by us per annum payable monthly.
The management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class E OP Units. During the three months ended March 31, 2026, the Company incurred management fees of $3,380 and issued 203,345 Class E shares to the Adviser as payment for management fees. Management fees of $2,310 were accrued and unpaid as of March 31, 2026. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of the immediately preceding month. From Inception through March 31, 2026, no Class E shares or Class E OP units issued as payment of management fees were redeemed.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Advisory Agreement, the Special Limited Partners hold a performance participation allocation in ODIT OP that entitles them to receive an allocation of ODIT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Advisory Agreement. Under the ODIT OP agreement, the Special Limited Partners are entitled to an allocation from ODIT OP with respect to the Class S OP Units, Class D OP Units, and Class I OP Units equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation allocation is measured on a calendar year basis and is paid quarterly in Class E OP Units, Class E shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation provided that the Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in its Consolidated Statements of Operations. During the three months ended March 31, 2026, the Company recognized $3,537 of performance participation allocation expense, which was accrued and unpaid as of March 31, 2026, and issued 130,473 Class E OP Units to the Special Limited Partners as payment of performance participation allocation accrued as of December 31, 2025, at the respective NAV per unit. From Inception through March 31, 2026, no Class E OP Units issued as payment of performance participation allocation were redeemed.

Advanced Organization and Offering Costs
The Adviser has agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, design and website expenses, fees and expenses of our escrow agent and transfer agent, and other expenses attributable to the Company’s organization, but excluding ongoing servicing fees) through December 1, 2026. Such costs are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheet and will commence being reimbursed to the Adviser pro rata over 60 months beginning December 1, 2026.
Transaction Prorations
Pursuant to the transaction described in Note 3 - Investments in Real Estate, Net, the purchase agreement provided for closing and post-closing adjustments, with any amounts owed by one party to the other settled in the ordinary course pursuant to the agreement’s post‑closing adjustment procedures. As of March 31, 2026 and December 31, 2025, the Company owed $475 and $7,421, respectively, to BODI I Funds for customary post-closing prorations related to working capital.
Other Expenses
The Company engages an affiliate of the Adviser, STACK Infrastructure, Inc. (“STACK Inc.”), to provide site management and administrative services. The management agreement with STACK Inc. provides for a 3% management fee on base rent collected on STACK Inc. operated data centers, as well as a facility maintenance fee for onsite security and personnel required to maintain the data centers (collectively, “Property Management Fees”). During the three months ended March 31, 2026, the Company incurred $7,356 in Property Management Fees which are included within rental property operating expenses on the Condensed Consolidated Statement of Operations.
Common Shares Held by Affiliates
As of March 31, 2026 and December 31, 2025, ODIT affiliates and their employees owned 70,337,909 and 70,000,100 Class E shares, and 718,541 and 588,042 Class E OP Units, respectively, including shares held by other funds managed by the Adviser and its affiliates. The aggregate amount of Class E shares owned by ODIT affiliates and their employees was $722,383 and $705,944, respectively, based on the NAV per share/unit as of March 31, 2026 and December 31, 2025. The aggregate amount of Class E Units owned by ODIT affiliates and their employees was $7,380 and $5,930, respectively, based on the NAV per share/unit as of March 31, 2026 and December 31, 2025. From Inception through March 31, 2026, the Adviser and its affiliates did not submit any Class E shares or Class E OP Units for repurchase.
Other Fees Paid to Affiliates
One or more affiliates of the Dealer Manager (“Blue Owl Capital Markets”) may provide a broad range of financial services to the Company, including strategic and capital markets advisory services related to mergers and acquisitions, development projects, refinancings, and capital raising activities. Blue Owl Capital Markets may also participate in underwriting and lending syndicates of financings borrowed by the Company. During the three months ended March 31, 2026, the Company paid $4,344 to Blue Owl Capital Markets for underwriting services, which was capitalized as deferred financing costs in Secured mortgage loans and notes, net in the Condensed Consolidated Balance Sheet. No such fees were paid for the period from Inception through December 31, 2025.
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

The following table details the components of operating lease income from leases in which the Company is the lessor.

Three Months Ended
March 31, 2026
Base rent (1)	$56,493
Straight-line rental revenue, net (2)	2,858
Variable lease payments (3)	27,670
Amortization of above/below market lease intangibles	3,841
Total Rental revenue	$90,862
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments and amortization of prepaid rent.
(3)Consists of reimbursement of common area maintenance (“CAM”), real estate taxes, and utilities.

The following table presents the undiscounted future minimum rents the Company expects to receive for its properties classified as operating leases as of March 31, 2026.

Year	Future Minimum Rents
2026 (remaining)	$155,576
2027	175,634
2028	165,306
2029	159,606
2030	143,302
2031	114,209
Thereafter	441,490
Total	$1,355,123
11.    Equity and Non-Controlling Interest
Authorized Capital
As of March 31, 2026, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class D shares, Class I shares, and Class E shares. Each class of common shares and preferred shares has a par value of $0.01. The Board of Trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers, and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, Class S, Class D, and Class I shares have the same economic and voting rights. Class E shares have the same voting rights; however, the Company does not pay a management fee or performance participation allocation expense with respect to the Class E shares.
Common Shares
The following table details the movement in the Company’s outstanding shares of common shares:

	Three Months Ended March 31, 2026
	Class S	Class D	Class I	Class E	Total
December 31, 2025	56,833,906	2,163,000	32,700,920	70,000,000	161,697,826
Common shares issued	9,756,027	302,395	6,220,470	134,240	16,413,132
Distribution reinvestment	424,558	13,043	235,131	224	672,956
March 31, 2026	67,014,491	2,478,438	39,156,521	70,134,464	178,783,914

Redeemable Common Shares
The Adviser has the ability to redeem its Class E shares issued for payment of management fees and the Initial Capitalization for cash at its election. Therefore, the Company has classified these Class E shares as Redeemable common shares outside of equity on the Company’s Consolidated Balance Sheet. As of March 31, 2026 and December 31, 2025, we have issued 203,445 and 100 Redeemable common shares, respectively, which remain outstanding.
The Redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $24 during the three months ended March 31, 2026.
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
During the three months ended March 31, 2026, the Company did not repurchase common shares and had no unfulfilled repurchase requests.
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
The following table details the aggregate distributions declared for each applicable class of common shares for the three months ended March 31, 2026. There were no distributions declared during the period from Inception through December 31, 2025:

	Three Months Ended
	March 31, 2026
	Class S	Class D	Class I	Class E
Aggregate gross distributions declared per common share	$0.1500	$0.1500	$0.1500	$0.1500
Shareholder servicing fee per common share	(0.0281)	(0.0083)	0.0000	—
Net distributions declared per common share	$0.1219	$0.1417	$0.1500	$0.1500
Redeemable Non-controlling Interest
In connection with its performance participation allocation, the Special Limited Partners have elected to receive payment in Class E OP Units. See Note 9 - Related Party Transactions for further details of the Special Limited Partner’s performance participation allocation. Because the Special Limited Partners have the ability to redeem their Class E OP Units for Class E shares in the Company or cash at their election, the Company classifies these Class E OP Units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Consolidated Balance Sheet.
Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period.
The following table details the redeemable non-controlling interest activity related to the Special Limited Partners for the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
Balance, beginning of period	$—
Settlement of prior performance participation allocation	1,319
Repurchases	—
Net income allocation	(17)
Other comprehensive income allocation	(3)
Distributions	(10)
Fair value allocation	50
Reallocation between additional paid-in capital and non-controlling interests due to changes in ODIT OP ownership	(8)
Balance, end of period	$1,331
As of March 31, 2026, no Class E OP Units had been redeemed for cash or exchanged to Class E shares in the Company. As of December 31, 2025, the Company had not issued any Class E OP Units as payment to the Special Limited Partners.
Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional Paid-in-Capital and Redeemable Non-controlling Interest of $8,000 during the three months ended March 31, 2026.
Share-Based Compensation
During the three months ended March 31, 2026, the Company awarded independent members of the Board of Trustees 20,103 shares of restricted Class E shares. The restricted Class E shares are subject to a vesting period of approximately 12 months. The Company incurred total share-based compensation expense of approximately $92 for the three months ended March 31, 2026.
12.    Commitments and Contingencies
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
The Company has assets that require periodic investments of capital for customer-related capital expenditures and for general capital improvements. From time to time, in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. As of March 31, 2026, the Company had open commitments related to construction projects of approximately $8,951.
13.    Earnings Per Share
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
Our calculation of basic net loss per Class S, Class D, and Class I share and per Class E share for the three months ended March 31, 2026 is presented in the table below:

	Three Months Ended
	Total	Class S, Class D, and Class I Shares	Class E Shares
Net loss	$(34,660)	$(23,558)	$(11,102)
Net loss attributable to non-controlling interests	656	556	100
Net loss attributable to ODIT	$(34,004)	$(23,002)	$(11,002)

Net loss attributable to dilutive OP units	—	—	—
Net loss attributable to ODIT - dilutive	$(34,004)	$(23,002)	$(11,002)

Weighted average number of common shares outstanding - basic	173,722,158	103,538,210	70,183,948
Effect of dilutive unvested grants of restricted Class E shares	—	—	—
Effect of dilutive OP units	—	—	—
Weighted average shares of common shares outstanding - dilutive	173,722,158	103,538,210	70,183,948

Net loss per common share - basic	$(0.20)	$(0.22)	$(0.16)
Net loss per common share - diluted	$(0.20)	$(0.22)	$(0.16)
For the three months ended March 31, 2026, the Company excluded 20,103 restricted Class E shares and 3,382,065 OP Units from the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

14.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors.
The Company has one operating segment and one reportable segment as of March 31, 2026. The CODM specifically reviews consolidated net income and certain significant expenses excluding non-cash items on a consolidated basis to allocate resources accordingly. The following table details our segment financial results for the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
Total segment revenues	$90,862
Segment expenses
Fund level expenses (1)	3,004
Management fees	3,380
Performance participation allocation	3,537
Interest expense (2)	22,531
Other segment expense, net (3)	93,070
Consolidated segment net loss	$(34,660)
(1)     Fund level expenses are total general and administrative expenses.
(2)     Interest expense excludes non-cash items such as amortization expense related to our debt discounts and deferred financing costs.
(3)     Other segment expenses include property operating expenses, depreciation and amortization, income from unconsolidated joint venture, interest income, other expense, net, and other non-cash items.

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.
15.    Subsequent Events
In preparation of the accompanying Condensed Consolidated Financial Statements, the Company has evaluated events and transactions that occurred after March 31, 2026 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events, from March 31, 2026 through the date on which the financial statements were available to be issued.
Revolving Credit Facility
On April 1, 2026, affiliates of the Company entered into a revolving credit agreement (the “Agreement”) pursuant to which lenders and letter of credit issuers agreed to provide loans and letters of credit for up to an aggregate initial principal amount of $200,000, subject to customary conditions, and a letter of credit sublimit of up to $100,000. The available capacity under the Agreement may be increased, in an aggregate amount not in excess of $3,000,000, subject to certain customary conditions, provided that the borrower complies with certain covenants specified therein. The Agreement matures on April 1, 2030, subject to a one-year extension at the option of the borrower without any lender or agent consent, and the satisfaction of customary conditions.
Proceeds from the Issuance of Common Shares
From April 1, 2026, through the date the financial statements were issued, the Company sold an aggregate of 3,032,825 common shares (consisting of 1,732,597 Class S shares, 99,714 Class D shares, 1,197,106 Class I shares, and 3,408 Class E shares) resulting in net proceeds of $30,416 to the Company.
Distributions
On May 6, 2026, the Company declared an increase to its gross distribution rate from $0.4500 to $0.5000 per share per year for each class of its common shares for shareholders of record following the close of business on April 30, 2026.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blue Owl Digital Infrastructure Trust,” “Company,” “we,” “us,” or “our” refer to Blue Owl Digital Infrastructure Trust and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A — “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2026, as such factors may be updated from time to time in our periodic filings with the SEC , which are accessible on the SEC’s website at www.sec.gov. Dollars are in thousands, except for per share amounts.
Overview
Blue Owl Digital Infrastructure Trust is a Maryland statutory trust formed on April 7, 2025 (“Inception”). The Company invests primarily in stabilized, development, and value-add digital infrastructure investments. To a lesser extent, we may also invest in real estate debt investments. The Company is the sole general partner of ODIT OP, and we own, and plan to continue to own, substantially all of our assets through ODIT OP. We are externally managed by the Adviser. The Company’s principal business is the acquisition, ownership, financing and leasing of stabilized, development, and value-add digital infrastructure assets leased to primarily investment-grade and creditworthy customers, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment.
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
As of March 31, 2026, we have received net proceeds of $1,814,782 from the sale of our common shares, including shares issued to certain limited partners of the BODI Funds in connection with their in-kind contribution of interests in the subject assets to the Company, based on an initial purchase price of $10.00. We have contributed the net proceeds to ODIT OP in exchange for a corresponding number of Class S, Class D, Class I, and Class E OP Units. ODIT OP has primarily used the net proceeds to make investments in real estate and debt investments as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
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

Recent Developments
Our business is impacted by conditions in the financial markets and economic conditions in the United States and to a lesser extent, globally.
During the three months ended March 31, 2026, global equity and debt markets experienced elevated volatility, with significant dispersion across equity markets, spread widening in fixed income markets, and outsized moves in commodities as a result of intensifying geopolitical conflicts and heightened focus on the evolution of artificial intelligence. The 10-year Treasury yield ended the first quarter of 2026 up 15 basis points from December 31, 2025 and experienced a peak to trough range of nearly 50 basis points during the first quarter of 2026. The CBOE Volatility Index (VIX) peaked above 30 during the first quarter of 2026, its highest level since April 2025.
Industry valuations and transaction volumes remain under pressure due to a combination of the announcement of tariffs, increased vacancy rates, and uncertainty around future capital availability. In contrast, the Company, which focuses on stabilized, development, and value-add digital infrastructure investments, continued to expand and diversify its portfolio. Our investors continue to benefit from the resilient characteristics of digital infrastructure, including contracted or recurring revenue streams, potential for inflation mitigation in certain arrangements, and the opportunity for long-duration income across the portfolio.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and we are assessing the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy, and our Condensed Consolidated financial statements. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business and Operations” in our 2025 Annual Report on Form 10-K filed with the SEC on March 11, 2026.
Q1 2026 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions on our common shares totaling $23,841 for the three months ended March 31, 2026. The details of the average distribution rates and total returns are shown in the following table:

	Class S	Class D	Class I	Class E
Year-to-Date Total Return, without upfront selling commissions (1)	2.09%	2.25%	2.31%	2.97%
Year-to-Date Total Return, assuming maximum upfront selling commissions (1)	(1.36)%	0.73%	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions (1)	9.34%	9.99%	10.27%	13.22%
Inception-to-Date Total Return, assuming maximum upfront selling commissions (1)	(1.38)%	5.19%	N/A	N/A
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
Investments
•Invested and sold $128,595 and $1,593 in CMBS debt investments, respectively, during the three months ended March 31, 2026.
•During the three months ended March 31, 2026, made an investment in an unconsolidated joint venture to invest in debt investments with a third-party as follows:

Investment	Ownership Percentage	Contributions
Debt investments	40.0%	$46,302
Capital Activity and Financings
•Raised net proceeds of $165,319 from the sale of our common shares during the three months ended March 31, 2026.

•During the three months ended March 31, 2026, paid down $30,578 in secured variable funding notes and incurred principal borrowings of $45,000 in secured fixed-rate ABS loans.

Overall Portfolio
•As of March 31, 2026, our portfolio consisted of investments in real estate (94%), debt investments (5%), and investment in unconsolidated joint venture (1%), based on fair value.
•Our 11 wholly owned properties as of March 31, 2026, consisted of assets located in the Midwest (22%), Southeast (18%), Southwest (18%), and West (42%) regions of the United States based on fair value.
•Our debt investments as of March 31, 2026, consisted of CMBS. For further details on underlying real estate collateral, refer to “Investment Portfolio – Debt Investments”.
Investment Portfolio
Real Estate Investments
The following charts describe the diversification of our wholly owned portfolio by geographical region (1) based on fair value and customer credit ratings (2) based on the next twelve months (“NTM”) rent as of March 31, 2026:
(1)     Region weighting is measured as the gross asset value of our consolidated real estate investments against the total asset value of all consolidated real estate investments.
(2)    Customer credit rating weighting is based on the NTM base rent of our customers against the total NTM rental income of all our customers.

The following table provides a summary of our wholly owned portfolio as of March 31, 2026 (dollars in thousands):

Region	Number of Properties	Megawatts	Occupancy Rate (1)	Average Effective NTM Rent Per Leased Megawatt (2)	Gross Asset Value (3)	NTM Rent (2)	Percentage of Total Revenue
Midwest	3	43	100%	$1.4	$729,130	$58,510	26%
Southeast	2	24	97%	$0.6	592,070	15,127	7%
Southwest	2	28	100%	$1.5	598,990	42,072	19%
West	4	68	100%	$1.6	1,407,780	108,740	48%
Total	11	163			$3,327,970	$224,449	100%
__________

(1)Occupancy Rate is calculated as the percentage of leased megawatts.
(2)The term “NTM” refers to base rental income for the next twelve months.
(3)Based on fair value as of March 31, 2026.

Real Estate and Leases
The following table provides information regarding our wholly owned real estate property types as of March 31, 2026:

Investment	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Megawatts	Occupancy Rate (1)
Midwest
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

Lease Expirations
The following schedule details the expiring leases at our wholly owned real estate properties by the NTM rent and leased megawatts as of March 31, 2026 (dollars in thousands):

Year	Number of Expiring Leases	NTM Rent (1)	% of Total NTM Rent Expiring	Megawatts	% of Total Megawatts Expiring
2026 (remaining)	5	$6,298	3%	18	11%
2027	12	16,599	7%	10	6%
2028	5	11,942	5%	7	4%
2029	5	13,248	6%	7	4%
2030	6	28,827	13%	18	11%
2031	5	35,562	16%	25	15%
2032	2	4,914	2%	4	2%
2033	—	—	—%	—	—%
2034	6	37,525	17%	29	18%
2035	—	—	—%	—	—%
Thereafter	6	69,534	31%	45	29%
Total	52	$224,449	100%	163	100%
__________
(1)The term “NTM” refers to base rental income for the next twelve months.

Investment in Unconsolidated Joint Venture
As of March 31, 2026, the Company owns interests in an unconsolidated joint venture with a third party, which is accounted for under the FVO and detailed in the table below:

Investment	Number of Investments	Ownership Percentage	Carrying Amount of Investment	Income
Unconsolidated joint venture accounted for under the FVO
Debt investments	1	40.0%	$46,977	$675
Total unconsolidated joint venture accounted for under the FVO	1		$46,977	$675

Debt Investments
As of March 31, 2026, the Company’s debt investments consisted of CMBS, which are detailed in the following table:

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 4%	7/11/2042	$155,242	$156,011	$154,842
__________________
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.

Results of Operations
The following table sets forth the results of our operations for the three months ended March 31, 2026. There is no comparative information yet available as operations commenced on December 1, 2025.

March 31, 2026
Revenues
Rental revenue	$90,862
Total revenues	90,862

Expenses
Rental property operating	39,021
General and administrative	3,004
Management fee	3,380
Performance participation allocation	3,537
Depreciation and amortization	55,191
Total expenses	104,133

Other income (expense)
Income from unconsolidated joint venture	675
Interest expense	(24,346)
Interest income	2,681
Other expense, net	(399)
Total other expense, net	(21,389)
Net loss	(34,660)
Net loss attributable to non-controlling interests	656
Net loss attributable to ODIT shareholders	$(34,004)
Net loss per Class S, Class D, and Class I common share - basic	$(0.22)
Net loss per Class E share - basic	$(0.16)
Net loss per Class S, Class D, and Class I common share - diluted	$(0.22)
Net loss per Class E share - diluted	$(0.16)
Weighted-average Class S, Class D and Class I common shares outstanding, basic	103,538,210
Weighted-average Class E common shares outstanding, basic	70,183,948
Weighted-average Class S, Class D and Class I common shares outstanding, diluted	103,538,210
Weighted-average Class E common shares outstanding, diluted	70,183,948
Rental revenue
Rental revenue from our property operations was $90,862 for the three months ended March 31, 2026. Our revenues consist of rental revenue from the 11 operating properties acquired as the Initial Portfolio.
Rental property operating expenses
Rental property operating expenses were $39,021 for the three months ended March 31, 2026. Our rental property operating expenses primarily include utilities, real estate taxes, and common area maintenance for the Initial Portfolio.
General and administrative expenses
General and administrative expenses were $3,004 for the three months ended March 31, 2026. Our general and administrative expenses were primarily driven by trailing organization expenses of the Company.
Management fee
The management fee for the three months ended March 31, 2026 was $3,380, which was attributable to the Company’s average net asset value during the period.

Performance participation allocation
The performance participation allocation was $3,537 for the three months ended March 31, 2026. Our performance participation allocation expense is equal to our NAV in excess of the required 5% hurdle.
Depreciation and amortization
Depreciation and amortization expense for the three months ended March 31, 2026 was $55,191. Our depreciation and amortization expense is related to the Initial Portfolio.
Income from unconsolidated joint venture
Income from unconsolidated joint venture for the three months ended March 31, 2026 was $675, which is related to our debt investment joint venture entered into during the three months ended March 31, 2026.
Interest expense
Interest expense for the three months ended March 31, 2026 was $24,346. Our interest expense is related to our secured mortgage loans and notes.
Interest income
Interest income was $2,681 for the three months ended March 31, 2026, which was primarily driven by income from our CMBS debt investments.
Other expense, net
Other expense, net for the three months ended March 31, 2026 was $399, which was primarily due to the unamortized discount on the ABS loans paid down during the three months ended March 31, 2026.

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
Our total NAV presented in the following tables includes the NAV of our Class S, Class D, Class I, and Class E shares, as well as the partnership interests of ODIT OP held by parties other than the Company and certain affiliates of the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2026:

Components of NAV	March 31, 2026
Cash and cash equivalents	$135,148
Restricted cash	12,214
Investments in real estate	3,322,438
Investment in unconsolidated joint venture	46,977
Debt investments	154,842
Intangible assets	522,066
Other assets	35,796
Intangible liabilities	(516,534)
Secured mortgage loans and notes	(1,789,639)
Due to affiliates	(7,985)
Accounts payable and accrued expenses	(36,217)
Other liabilities	(16,290)
Net Asset Value	$1,862,816
Number of outstanding shares/units	182,369,425
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2026 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class D Shares	Class I Shares	Class E Shares (1)	Class I OP Units (2)	Class E OP Units (3)	Total
NAV	$682,133	$25,228	$398,580	$722,383	$27,112	$7,380	$1,862,816
Number of outstanding shares/units	67,014,491	2,478,438	39,156,521	70,337,909	2,663,525	718,541	182,369,425
NAV Per Share/Unit as of March 31, 2026	$10.1789	$10.1791	$10.1792	$10.2702	$10.1792	$10.2702
__________________
(1)Includes 203,445 Class E shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of ODIT OP held by parties other than the Company.
(3)Includes the partnership interest of ODIT OP held by certain affiliates of the Company.

The following table details the weighted averages of the key assumptions in the discounted cash flow methodology used in the valuations as of March 31, 2026:

Property Type	Discount Rate	Capitalization Rate
Data Centers	7.6%	6.0%
These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Data Centers
Discount Rate	0.25 % Decrease	+1.9%
(weighted average)	0.25 % Increase	(1.9)%
Capitalization Rate	0.25 % Decrease	+2.5%
(weighted average)	0.25 % Increase	(2.3)%
The following table reconciles shareholders’ equity and ODIT OP partner’s capital per our Consolidated Balance Sheet to our NAV (in thousands):

March 31, 2026
Shareholders' equity	$1,669,028
Non-controlling interests attributable to ODIT OP	31,125
Redeemable non-controlling interests	1,331
Redeemable common shares	2,089
Total partners' capital of ODIT OP under GAAP	1,703,573
Adjustments:
Accrued shareholder servicing fee	39,370
Accrued organization and offering costs	11,148
Accrued distributions	(495)
Accumulated depreciation and amortization under GAAP	68,296
Unrealized net real estate and real estate debt appreciation	44,642
Straight-line rent	(3,718)
NAV	$1,862,816
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

Distributions
Beginning January 14, 2026, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.1500 per share for the three months ended March 31, 2026. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.
The following table details the total net distribution for each of our share classes for the three months ended March 31, 2026:

Record Date	Class S	Class D	Class I	Class E
December 31, 2025 (1)	$0.0304	$0.0354	$0.0375	$0.0375
January 31, 2026	$0.0304	$0.0354	$0.0375	$0.0375
February 28, 2026	$0.0309	$0.0356	$0.0375	$0.0375
March 31, 2026	$0.0302	$0.0353	$0.0375	$0.0375
Total	$0.1219	$0.1417	$0.1500	$0.1500
(1)The distribution payable to shareholders of record as of December 31, 2025 was declared on January 14, 2026.

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business with immediate liquidity comprised of cash and cash equivalents of $135,148 as of March 31, 2026. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $165,319 for the three months ended March 31, 2026, as well as through the ability to sell our liquid CMBS investments with a fair value of $154,842 as of March 31, 2026. Additionally, we may borrow money through unsecured financings, or incur other forms of indebtedness. Our availability under our variable funding notes was $87,500 as of March 31, 2026. We may also generate incremental liquidity through the sale of our real estate. Refer to Note 15 - Subsequent Events for information on our entry into a Revolving Credit Facility Agreement.
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
Capital Resources
As of March 31, 2026, our consolidated indebtedness included borrowings under our mortgage loans and variable funding notes. The following table is a summary of our indebtedness as of March 31, 2026:

Indebtedness	Weighted Average Interest Rate (1)	Weighted Average Maturity Date (2)	Maximum Facility Size	Principal Balance Outstanding
Mortgage loans
Secured fixed rate ABS loans (3)	5.39%	1/21/2030	N/A	$1,820,000

Variable funding notes
Secured variable funding notes (4)	S+ 1.85%	5/27/2028	$100,000	—

Total indebtedness				$1,820,000
Deferred financing costs, net				(19,699)
Discount on debt, net				(15,977)
Secured mortgage loans and notes, net				$1,784,324
_______________
(1)The term “S” refers to the relevant floating benchmark rate, one-month SOFR.
(2)The maturity date on our secured fixed rate ABS loans and secured fixed rate funding notes is the anticipated repayment date.
(3)The secured ABS mortgage loans have fixed interest rates ranging from 5.00% to 5.90% and anticipated repayment maturity dates ranging from July 2028 to March 2031.
(4)The secured variable funding notes bear interest based on the term SOFR plus a 10 basis point adjustment, plus a margin of 175 basis points. The maturity date of May 27, 2028 excludes the impact of certain extension options.

Secured Data Center Revenue Term Notes
On March 3, 2026, Stack Infrastructure Issuer, LLC, an indirect wholly-owned subsidiary of the Company, issued $695,000 aggregate principal amount of secured fixed rate ABS loans, Series 2026-1 Class A-2, in a private placement. The notes have an interest rate of 5.0% and have an anticipated repayment date of March 25, 2031. The Company used the proceeds to repay certain outstanding secured fixed rate ABS loans and for other general corporate purposes.
Sale of Common Shares
On December 1, 2025, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class D shares, Class I shares, and Class E shares).
As of May 6, 2026, we had received net proceeds of $1,813,372 from selling an aggregate 181,143,783 common shares in the private offering (consisting of 68,322,529 Class S shares, 2,565,109 Class D shares, 40,118,497 Class I shares, and 70,137,648 Class E shares).
Cash Flows
Cash flows provided by operating activities were $11,532 for the three months ended March 31, 2026. The cash flows provided by operating activities were primarily driven by operations of the 11 assets acquired in the Initial Portfolio.
Cash flows used in investing activities were $194,823 for the three months ended March 31, 2026. The cash flows used in investing activities were primarily due to debt investments and an investment in an unconsolidated joint venture.
Cash flows provided by financing activities were $134,676 for the three months ended March 31, 2026. The cash flows provided by financing activities were primarily due to net proceeds received from the issuance of common shares.
Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affected by our judgments, estimates, and assumption, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Accounting Pronouncements
See “Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of March 31, 2026 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$1,820,000	$—	$780,000	$1,040,000	$—
Organizational and offering costs	11,148	743	4,459	4,459	1,487
Total	$1,831,148	$743	$784,459	$1,044,459	$1,487

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense. As of March 31, 2026, the outstanding principal balance of our indebtedness was $1,820.0 million and consisted of mortgage loans and variable rate funding notes.
Our secured variable funding note is indexed to one-month SOFR. For the three months ended March 31, 2026, a 50 basis point increase in the SOFR would have resulted in an inconsequential increase in interest expense. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Debt Investments
As of March 31, 2026, we held $154.8 million of floating-rate debt investments, which are reported at fair value on our Consolidated Balance Sheet. The floating rates are indexed to the Reference Rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2026, a 50 basis point increase or decrease in the Reference Rates would have resulted in an inconsequential increase or decrease to income from debt investments.
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
PART II - OTHER INFORMATION
ITEM 1    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of March 31, 2026, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2026. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2026.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

We are conducting a Private Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D and/or Regulation S thereunder and applicable state securities laws. The table below details the common shares sold (primary and distribution reinvestment plan) (dollars are in thousands, except for per share amounts):

Shares Sold Date	Class S	Class D	Class I	Class E	Total	Aggregate Consideration (1)
January 2026	4,326,773	7,615	2,751,127	31,804	7,117,319	$100,510
February 2026	2,553,015	304,576	1,502,728	51,526	4,411,845	49,268
March 2026	3,300,797	3,247	2,201,746	51,134	5,556,924	23,323
Total	10,180,585	315,438	6,455,601	134,464	17,086,088	$173,101
(1)    Includes upfront selling commissions for Class S and Class D shares of $792.

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
The Company did not repurchase any of its common shares during the three months ended March 31, 2026.
From Inception through March 31, 2026, 130,473 Class E OP Units in the Operating Partnership were issued to the Special Limited Partners.
From Inception through March 31, 2026, the Company issued 203,445 Class E shares to the Adviser as payment of management fees. As of March 31, 2026, the Adviser held 203,808 Class E shares, including shares previously purchased by the Adviser. The repurchase of any Class E OP Units held by the Special Limited Partner or Class E shares held by the Adviser acquired as payment of management fee earned by the Adviser occurs outside of our Share Repurchase Plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended March 31, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act).
ITEM 6.     EXHIBITS

(b)Exhibits

3.1	Certificate of Trust of the Company, dated April 7, 2025 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on August 8, 2025 and incorporated herein by reference)
3.2	Amended and Restated Declaration of Trust of the Company (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
3.3	Bylaws of the Company (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
4.1	Share Repurchase Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference).
4.2	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference).
4.3
Ninth Amendment to Indenture, dated March 3, 2026, by and among Stack Infrastructure Issuer, LLC, as issuer, the Closing Date Asset Entities (as defined therein), and Wilmington Trust, National Association, as indenture trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K filed on March 5, 2026, and incorporated herein by reference).

4.4
Series 2026‑1 Supplement, dated March 3, 2026, by and among Stack Infrastructure Issuer, LLC, as issuer, the Closing Date Asset Entities (as defined therein), and Wilmington Trust, National Association, as indenture trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8‑K filed on March 5, 2026, and incorporated herein by reference).

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
Date: May 13, 2026