Form 10-Q
period 2026-06-30
Blue Owl Digital Infrastructure Trust
filed 2026-08-12
CIK 2069692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Registrant’s telephone number, including area code

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2026, the issuer had the following shares outstanding: 73,536,779 Class S shares, 3,790,461 Class D shares, 43,435,901 Class I shares, and 80,352,928 Class E shares.

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
• the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, geopolitical uncertainty, and changes in government rules, regulations and fiscal policies;
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
•risks associated with investing in digital infrastructure and related assets involve certain risks, including but not limited to: customers’ inability to pay rent; increases in interest rates and lack of availability of financing; customer turnover and vacancies; and changes in supply of or demand for similar properties in a given market;
•adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;

•the current consolidation of our portfolio in certain asset types and geographies, and, as a consequence, the potential substantial impact of adverse economic or business conditions affecting that particular type of asset or geography on our aggregate returns;
•limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to qualify or maintain our qualification as a real estate investment trust (a “REIT”), for U.S. federal income tax purposes;
•the lack of public trading market for our common shares of beneficial interest, par value $0.01 per share (“common shares” or “shares”) and the limitations on disposition of your shares subject to available liquidity and other significant restrictions under our share repurchase plan (the “Share Repurchase Plan”), which provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but does not obligate us to repurchase any shares and maintains that we may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion;
•the ability of our Board of Trustees (the “Board” or “Board of Trustees”) to make exceptions to, modify and suspend our Share Repurchase Plan if, in its judgment, it deems such action to be in our best interest;
•timing, amount, and source of distributions, including how distributions may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and that we have no limits on the amounts we may fund from such sources;
•purchase and repurchase prices for our shares, which are generally based on our net asset value (“NAV”) as of the last calendar day of the immediately preceding month, plus applicable transaction or other fees, including upfront placement fees or brokerage commissions, rather than any public trading market, and may not accurately reflect the actual price at which our properties could be liquidated on any given day, given that property valuations are inherently subjective, even though there will be independent valuations of our properties from time to time; and
•future changes in laws or regulations and conditions in our operating areas.
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

PART I - FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$4,378,499	$3,265,308
Investment in unconsolidated joint venture	47,500	—
Debt investments	153,029	28,574
Intangible assets, net	627,186	512,783
Cash and cash equivalents	113,752	186,005
Restricted cash	12,861	9,972
Other assets	69,160	23,596
Total assets	$5,401,987	$4,026,238

Liabilities and Equity
Credit facilities and mortgage loans and notes, net	$2,533,670	$1,801,413
Intangible liabilities, net	957,368	514,404
Due to affiliates	65,543	54,860
Accounts payable and accrued expenses	63,923	40,730
Other liabilities	45,214	16,118
Total liabilities	3,665,718	2,427,525

Redeemable non-controlling interests	4,918	—
Redeemable common shares	5,773	1

Equity
Common shares - Class S, $0.01 par value per share, 71,486,981 and 56,833,906 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	715	568
Common shares - Class D, $0.01 par value per share, 3,783,157 and 2,163,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	38	22
Common shares - Class I, $0.01 par value per share, 42,278,363 and 32,700,920 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	423	327
Common shares - Class E, $0.01 par value per share, 70,140,239 and 70,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	701	700
Additional paid-in capital	1,826,510	1,574,566
Accumulated deficit and cumulative distributions	(130,042)	(12,725)
Accumulated other comprehensive income	(2,473)	2,845
Total Shareholders’ Equity	1,695,872	1,566,303
Non-controlling interests	29,706	32,409
Total equity	1,725,578	1,598,712
Total liabilities and equity	$5,401,987	$4,026,238
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Revenues
Rental revenue	$98,925	$189,787
Total revenues	98,925	189,787

Expenses
Rental property operating	42,299	81,320
General and administrative	3,623	6,627
Management fee	3,815	7,195
Performance participation allocation	6,003	9,540
Depreciation and amortization	56,385	111,576
Total expenses	112,125	216,258
Other income (expense)
Income from unconsolidated joint venture	1,050	1,725
Interest expense	(27,987)	(52,333)
Interest income	4,683	7,364
Other expense, net	(3,219)	(3,618)
Total other expense, net	(25,473)	(46,862)
Net loss	(38,673)	(73,333)
Net loss attributable to non-controlling interests	798	1,454
Net loss attributable to ODIT shareholders	$(37,875)	$(71,879)
Net loss per Class S, Class D, and Class I common share - basic	$(0.23)	$(0.46)
Net loss per Class E share - basic	$(0.16)	$(0.32)
Net loss per Class S, Class D, and Class I common share - diluted	$(0.23)	$(0.46)
Net loss per Class E share - diluted	$(0.16)	$(0.32)
Weighted-average Class S, Class D and Class I common shares outstanding, basic	114,586,425	109,092,838
Weighted-average Class E common shares outstanding, basic	70,567,115	70,376,590
Weighted-average Class S, Class D and Class I common shares outstanding, diluted	117,252,123	109,092,838
Weighted-average Class E common shares outstanding, diluted	71,513,100	70,376,590
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statements of Comprehensive Loss
(Dollars in thousands, except per share data)

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Net loss	$(38,673)	$(73,333)
Other comprehensive income (loss):
Loss on derivative instruments	(2,721)	(5,061)
Reclassification of derivatives into earnings	117	117
Unrealized income (loss) on AFS debt investments	785	(384)
Other comprehensive income (loss)	(1,819)	(5,328)
Comprehensive loss	(40,492)	(78,661)
Comprehensive loss attributable to non-controlling interests	785	1,464
Comprehensive loss attributable to ODIT shareholders	$(39,707)	$(77,197)
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statements of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2026	$670	$25	$392	$701	$1,738,451	$(641)	$(70,570)	$1,669,028	$31,133	$1,700,161
Common shares issued	41	13	29	—	85,369	—	—	85,452	—	85,452
Offering costs	—	—	—	—	(3,314)	—	—	(3,314)	—	(3,314)
Distribution reinvestment	5	—	3	—	8,353	—	—	8,361	—	8,361
Common share repurchases	(1)	—	(1)	—	(2,435)	—	—	(2,437)	—	(2,437)
Amortization of restricted share grants	—	—	—	—	51	—	—	51	—	51
Net loss (Net loss of $81 allocated to redeemable NCI)	—	—	—	—	—	—	(37,875)	(37,875)	(717)	(38,592)
Other comprehensive income (Other comprehensive income of $1 allocated to redeemable NCI)	—	—	—	—	—	(1,832)	—	(1,832)	12	(1,820)
Distributions declared on common shares ($0.1250 gross per share)	—	—	—	—	—	—	(21,597)	(21,597)	—	(21,597)
Redeemable common share measurement adjustment	—	—	—	—	(135)	—	—	(135)	—	(135)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	34	34
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(412)	(412)
Allocation to redeemable non-controlling interests	—	—	—	—	(224)	—	—	(224)	—	(224)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	394	—	—	394	(344)	50
Balance at June 30, 2026	$715	$38	$423	$701	$1,826,510	$(2,473)	$(130,042)	$1,695,872	$29,706	$1,725,578

	Par Value
	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$568	$22	$327	$700	$1,574,566	$2,845	$(12,725)	$1,566,303	$32,409	$1,598,712
Common shares issued	139	16	91	1	250,524	—	—	250,771	—	250,771
Offering costs	—	—	—	—	(11,417)	—	—	(11,417)	—	(11,417)
Distribution reinvestment	9	—	6	—	15,134	—	—	15,149	—	15,149
Common share repurchases	(1)	—	(1)	—	(2,435)	—	—	(2,437)	—	(2,437)
Amortization of restricted share grants	—	—	—	—	137	—	—	137	—	137
Net loss (Net loss of $98 allocated to redeemable NCI)	—	—	—	—	—	—	(71,879)	(71,879)	(1,356)	(73,235)
Other comprehensive loss (Other comprehensive loss of $2 allocated to redeemable NCI)	—	—	—	—	—	(5,318)	—	(5,318)	(8)	(5,326)
Distributions declared on common shares ($0.2750 gross per share)	—	—	—	—	—	—	(45,438)	(45,438)	—	(45,438)
Redeemable common share measurement adjustment	—	—	—	—	(159)	—	—	(159)	—	(159)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	66	66
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,030)	(1,030)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(274)	—	—	(274)	—	(274)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	434	—	—	434	(375)	59
Balance at June 30, 2026	$715	$38	$423	$701	$1,826,510	$(2,473)	$(130,042)	$1,695,872	$29,706	$1,725,578

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statement of Cash Flows
(Dollars in thousands, except per share data)

Six Months Ended
June 30, 2026
Cash flows from operating activities:
Net loss	$(73,333)

Adjustments to reconcile net loss to cash provided by operating activities:
Management fee	7,195
Performance participation allocation	9,540
Depreciation and amortization	111,576
Straight-line rent adjustment	(6,769)
Debt extinguishment expense	454
Amortization of deferred financing costs	3,841
Amortization of above/below-market lease intangibles	(8,107)
Income from unconsolidated joint venture	(1,725)
Distribution of earnings from unconsolidated joint venture	527
Amortization of restricted share grants	235
Reclassification of derivatives into income	117
Unrealized loss on derivative instruments not designated as hedges	3,243
Change in assets and liabilities:
Increase in other assets	(5,259)
Increase in due to affiliates	26
Increase in accounts payable and accrued expenses	1,101
Increase in other liabilities	2,884
Net cash provided by operating activities	45,546

Cash flows from investing activities:
Payments for acquisitions of real estate	(898,148)
Purchase of debt investments	(128,595)
Sale of debt investments	4,147
Investment in unconsolidated joint venture	(46,302)
Settlement of derivative contracts	1,526
Net cash used in investing activities	(1,067,372)

Cash flows from financing activities:
Proceeds from issuance of common shares	250,771
Payment of distributions to common shares	(22,969)
Proceeds from issuance of non-controlling interests	65
Payment of distributions to non-controlling interests	(929)
Repurchase of common shares	(2,437)
Borrowings under mortgage notes	1,240,362
Proceeds under secured variable funding notes	52,000
Proceeds under unsecured credit facility	150,000
Repayment of mortgage notes	(650,000)
Repayment of variable funding notes	(30,578)
Payment of deferred financing costs	(33,823)
Net cash provided by financing activities	952,462
Net change in cash and cash equivalents and restricted cash	(69,364)
Cash and cash equivalents and restricted cash, beginning of period	195,977
Cash and cash equivalents and restricted cash, end of period	$126,613

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheet
Cash and cash equivalents	$113,752
Restricted cash	12,861
Total cash and cash equivalents and restricted cash	$126,613

Supplemental disclosures:
Interest paid	$48,052
Accrued unpaid amounts for real estate under development	$3,572

Non-cash investing and financing activities:
Change in other assets and accounts payable for recoverable tenant improvements acquired	$17,386
Issuance of redeemable Class E shares as settlement of the management fee	$5,613
Redeemable non-controlling interest issued as settlement of performance participation allocation	$4,856
Allocation to redeemable non-controlling interest	$274
Allocation to redeemable common shares	$159
Distribution reinvestment	$15,149
Change in accrued distributions	$7,320
Change in accrued distributions for non-controlling interests	$155
Change in accrued shareholder servicing fees	$6,328
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
1.    Organization and Nature of the Business
Blue Owl Digital Infrastructure Trust (“we”, “us”, “our”, “ODIT”, and the “Company”) was formed on April 7, 2025 (“Inception”) as a Maryland statutory trust. The Company is the sole general partner of Blue Owl Digital Infrastructure Operating Partnership LP, a Delaware limited partnership (the “OP”, “Operating Partnership” or “ODIT OP”). Substantially all of the Company’s business is conducted through ODIT OP. As of June 30, 2026, ODIT owns 98.1% of ODIT OP. The Company is externally managed by Blue Owl Digital Infrastructure Trust Advisors LLC (“Blue Owl Digital Infrastructure Trust Advisors” or “Adviser”), an affiliate of Blue Owl Capital Inc. (together with any entity that is controlled by, controls, or is under common control with Blue Owl Capital Inc., “Blue Owl” or the “Sponsor”).
The Company was capitalized through the purchase by an affiliate of the Adviser of 100 common shares for an aggregate purchase price of $1 on May 20, 2025 (the “Initial Capitalization”). Because employees of an affiliate of the Sponsor have the ability to cause the Company to repurchase the shares issued for this investment, the Company has classified these common shares as redeemable common shares on the Company’s condensed consolidated balance sheet. The Company’s investment decisions are made by employees of the Adviser, subject to general oversight by the Company’s investment committee and board of trustees (the “Board” or “Board of Trustees”).
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
The Company’s principal business is the acquisition, ownership, financing, and leasing of stabilized, development, and value-add digital infrastructure assets leased to primarily investment-grade and creditworthy customers, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of June 30, 2026. See Note 15 - Segment Reporting for additional information.
As of June 30, 2026, the Company owned 12 digital infrastructure assets as well as debt investments consisting of commercial mortgage-backed securities (“CMBS”). Additionally, the Company holds a 40.0% ownership interest in one unconsolidated joint venture. See Note 5 - Investment in Unconsolidated Joint Venture and Note 6 - Debt Investments for additional information.
On December 1, 2025, the Company commenced the offering of its common shares through a continuous private placement offering (“Private Offering”) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D, or Regulation S thereunder and applicable state securities law. As of June 30, 2026, the Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class D shares, Class I shares, and Class E shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, Class S, Class D, and Class I shares have the same economic and voting rights. Class E shares have the same voting rights; however, the Company does not pay a management fee or performance participation allocation with respect to the Class E shares. The initial purchase price for shares sold through the Private Offering was $10.00 per share. The Company conducts monthly closings and sells shares at the net asset value (“NAV”) per share as of the last calendar day of the immediately preceding month, as determined using the valuation methodology recommended by the Adviser and approved by the audit committee of the Board of Trustees, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

2.    Summary of Significant Accounting Policies and Estimates
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements and notes have been prepared in accordance with GAAP for interim financial information as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, and investments in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. ODIT was formed on April 7, 2025 and commenced principal operations on December 1, 2025, and accordingly, there were no operations during the three or six months ended June 30, 2025. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 11, 2026.
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

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026. Inherent in such estimates and judgments relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. Actual results could differ materially from those estimates.
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
Expense Recognition
Certain tenants lease the Company’s properties on a long-term triple-net basis, which provides that the tenants are responsible for the payment of most, if not all, property operating expenses during the lease term, including, but not limited to, property taxes, utilities, repairs and maintenance, insurance, and capital expenditures. Other leases may be structured on a modified gross or similar basis, under which the Company retains responsibility for certain operating costs. The Company pays for these expenses directly and is subsequently reimbursed by the tenants. In limited circumstances involving certain single-tenant sites, tenants may remit utility expenses directly to the service providers. Management records such expenses when incurred on a gross basis. Operating expenses represent the direct expenses of operating the properties that are expected to continue in the ongoing operations of the Company.
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
The Company has estimated the fair value of its financial instruments and non-financial assets using available market information and valuation methodologies that it believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.
Valuation of assets and liabilities measured at fair value
The Company’s debt investments and FVO equity method investments are reported at fair value. As of June 30, 2026, the Company’s debt investments reported at fair value consisted of CMBS securities.
In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. When readily available market quotations are not available, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to Note 6 - Debt Investments for additional details.
The Company has elected the FVO for its investment in unconsolidated joint venture and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro-rata share of the investments’ equity at fair value. The investments’ underlying debt investments and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying debt investments and debt is determined by discounting the future contractual cash flows to the present value using current market interest rates.
The Company’s derivative financial instruments are reported at fair value and consist of interest rate hedging derivatives. The calculation of the fair value of derivative instruments is complex and different inputs in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included in our financial statements. The fair values of the Company’s interest rate contracts were estimated using advice from a third-party derivative specialist, based on cash flows and observable inputs consisting primarily of yield curves and credit spreads (Level 2 inputs). Fair value information relating to derivative financial instruments is provided in Note 9 - Derivative Financial Instruments.

The following table details the Company’s assets measured at fair value on a recurring basis:

	June 30, 2026			December 31, 2025
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investment in unconsolidated joint venture	$—	$47,500	$47,500	$—	$—	$—
Debt investments	153,029	—	153,029	28,574	—	28,574
Interest rate derivatives (1)	—	—	—	3,881	—	3,881
Total	$153,029	$47,500	$200,529	$32,455	$—	$32,455

Liabilities:
Interest rate derivatives (2)	$3,243	$—	$3,243	$—	$—	$—
Total	$3,243	$—	$3,243	$—	$—	$—
(1)     Included within Other assets within the Condensed Consolidated Balance Sheet.
(2)    Included within Other liabilities within the Condensed Consolidated Balance Sheet.

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs:

	Investment in Unconsolidated Joint Venture	Total Assets
Balance as of December 31, 2025	$—	$—
Purchases	46,302	46,302
Distributions received	(527)	(527)
Included in net income
Income from unconsolidated joint venture measured at fair value	1,725	1,725
Balance as of June 30, 2026	$47,500	$47,500
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
Earnings Per Share
Our Class S, Class D, and Class I shares are allocated net income (loss) at the same rate per share and receive the same gross distribution per share. The Company does not pay a management fee or performance participation allocation with respect to the Class E shares or Class E OP Units and as a result, such fees are class-specific expenses. Because Class E shares are excluded from the calculation of the management fee and performance participation allocation, the Company is required to apply the two-class method in calculating earnings per share.
The Company calculates net loss for the calculation of earnings per share for Class S, Class D, Class I, and Class E shares by allocating net loss before management fee and performance participation allocation to Class S, Class D, Class I, and Class E shares on a pro rata basis, before allocating the management fee and performance participation allocation to Class S, Class D, and Class I shares on a pro-rata basis.
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
3.     Acquisitions and Dispositions
On May 18, 2026, the Company entered into a membership interest purchase agreement to indirectly acquire a data center facility for an aggregate purchase price of $863,048. The acquisition closed on June 23, 2026 and is subject to applicable closing adjustments.
The following table sets forth the acquisition value, number of assets, and total rentable capacity of the acquired assets:

	Six Months Ended June 30, 2026
Property Type	Acquisition Value	Number of Properties	Capacity (in Megawatts)
Digital Infrastructure	$863,048	1	72
Total	$863,048	1	72

The following table details the purchase price allocation for the property acquired during the six months ended June 30, 2026:

June 30, 2026
Buildings, infrastructure, and improvements	$1,053,273
Land and land improvements	96,819
Furniture, fixtures and equipment	1,182
In-place lease intangibles	107,394
Other lease intangibles	61,313
Below-market lease intangible liabilities	(456,169)
Total purchase price	$863,812
Working capital accounts	(764)
Net purchase price	$863,048
4.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	June 30, 2026	December 31, 2025
Buildings, infrastructure, and building improvements	$3,932,579	$2,864,688
Land and land improvements	386,711	289,892
Customer improvements	43,818	43,818
Furniture, fixtures, and equipment	3,793	2,612
Construction in process	82,804	74,302
Total	4,449,705	3,275,312
Accumulated depreciation	(71,206)	(10,004)
Investments in real estate, net	$4,378,499	$3,265,308
During the six months ended June 30, 2026, $21,796 of construction in process was placed into service to buildings, infrastructure, and building improvements. This increase was offset by $7,040 of purchase price adjustments recorded during the period for the settlement of final prorations and transaction costs, including transfer taxes, related to the prior acquisition of 11 data center assets (the “Initial Portfolio”).
As of June 30, 2026, the total rentable capacity of the Company was 235 megawatts, of which 99.7% was leased.
5.    Investment in Unconsolidated Joint Venture
As of June 30, 2026, the Company owns interests in one unconsolidated joint venture with a third party, which is accounted for under the FVO. The Company did not have any investments in unconsolidated joint ventures as of December 31, 2025. The following table details the Company’s investment as of June 30, 2026:

Investment	Number of Investments	Ownership Percentage	Carrying Amount of Investment	Income
Unconsolidated joint venture accounted for under the FVO
Debt investments	1	40.0%	$47,500	$1,725
Total unconsolidated joint venture accounted for under the FVO	1		$47,500	$1,725
During the three months ended June 30, 2026, the principal on the unconsolidated joint venture’s debt investment and its associated secured financing were repaid. As of June 30, 2026, the unconsolidated joint venture held net cash proceeds from the repayment.

6.    Debt Investments
As of June 30, 2026 and December 31, 2025, the Company’s debt investments consisted of CMBS, which are detailed in the following tables:

	June 30, 2026
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	3/4/2043	$152,688	$153,413	$153,029

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	5/19/2043	$28,388	$28,574	$28,574

(1)The term secured overnight financing rate (“SOFR”) refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.

The following table details the credit rating of the Company’s debt investments:

	June 30, 2026			December 31, 2025
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$10,067	$10,029	7%	$—	$—	—%
A-	27,562	27,439	18%	12,224	12,224	43%
BBB+	4,246	4,212	3%	—	—	—%
BBB	5,271	5,215	3%	5,272	5,272	18%
BBB-	11,075	11,003	7%	11,078	11,078	39%
BB+	6,130	6,115	4%	—	—	—%
BB	9,221	9,320	6%	—	—	—%
BB-	64,418	64,273	42%	—	—	—%
B+	15,423	15,423	10%	—	—	—%
Total	$153,413	$153,029	100%	$28,574	$28,574	100%
The following table provides the activity for the real estate-related securities for the six months ended June 30, 2026:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Real estate-related securities as of December 31, 2025	$28,574	$—	$28,574
Face value of real estate-related securities acquired	128,595	—	128,595
Sale of real estate-related securities	(4,147)	—	(4,147)
Realized gain on sale of real estate-related securities	1	—	1
Interest income associated with real estate-related securities	390	—	390
Unrealized loss on real estate securities	—	(384)	(384)
Real estate-related securities as of June 30, 2026	$153,413	$(384)	$153,029

7.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets and liabilities consisted of the following:

		June 30, 2026			December 31, 2025
	Weighted average life (years)	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	8.0	$442,769	$(44,262)	$398,507	$335,375	$(6,342)	$329,033
Acquired above-market leases	5.9	58,472	(5,947)	52,525	58,472	(850)	57,622
Other lease intangibles	5.0	190,700	(14,546)	176,154	128,219	(2,091)	126,128
Total intangible lease assets	7.0	$691,941	$(64,755)	$627,186	$522,066	$(9,283)	$512,783

	Weighted average life (years)	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net
Intangible lease liabilities
Acquired below-market leases	13.7	$972,703	$(15,335)	$957,368	$516,534	$(2,130)	$514,404
Total intangible lease liabilities	13.7	$972,703	$(15,335)	$957,368	$516,534	$(2,130)	$514,404

Amortization expense related to the intangible lease assets for the three months ended June 30, 2026 was $27,737, of which $25,188 and $2,549 is included in depreciation and amortization and rental revenue, respectively, within the Condensed Consolidated Statement of Operations. Amortization expense related to the intangible lease assets for the six months ended June 30, 2026 was $55,472, of which $50,374 and $5,098 is included in depreciation and amortization and rental revenue, respectively, within the Condensed Consolidated Statement of Operations. The amount included in rental revenue is related to acquired above-market leases.
Amortization expense related to the intangible liabilities for the three and six months ended June 30, 2026 was $6,815 and $13,205, respectively. The amount relates to acquired below-market leases and is included in rental revenue within the Condensed Consolidated Statement of Operations.
The estimated future amortization on the Company’s intangible assets and liabilities for each of the next five years and thereafter as of June 30, 2026 is as follows:

	In-place lease intangibles	Acquired above-market leases	Other lease intangible assets	Acquired below-market leases
2026 (remaining)	$24,666	$5,099	$9,931	$(15,331)
2027	32,067	8,455	17,512	(30,440)
2028	24,073	6,177	16,693	(29,427)
2029	20,441	5,199	15,304	(29,028)
2030	17,789	3,979	13,051	(27,833)
2031	13,445	2,559	10,759	(26,313)
Thereafter	266,026	21,057	92,904	(798,996)
Total	$398,507	$52,525	$176,154	$(957,368)

8.    Debt
Our consolidated indebtedness currently consists of borrowings under our mortgage loans, variable funding notes, and credit facility. Borrowings under our non-recourse mortgage notes are backed by the security interests in the right, title, and interest of the underlying properties, as well as the leases and related contracts, including first mortgages on each of those properties and certain of our mortgage notes are cross-collateralized. The following table details the indebtedness of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate (1)	Weighted Average Maturity Date (2) (3)	Maximum Facility Size	June 30, 2026	December 31, 2025
Mortgage loans
Secured ABS and CMBS loans (4)	5.40%	5/25/2030	N/A	$2,379,100	$1,775,000

Variable funding notes
Secured variable funding notes (5)	S+ 1.75%	5/27/2028	$200,000	52,000	30,578

Credit facility
Unsecured credit facility	S+ 1.95%	4/1/2031	$200,000	150,000	—

Total indebtedness				$2,581,100	$1,805,578
Deferred financing costs, net				(32,240)	—
Discount on debt, net				(15,190)	(4,165)
Secured mortgage loans and notes, net				$2,533,670	$1,801,413
__________________
(1)The term “S” refers to the relevant floating benchmark rate, one-month or three-month SOFR.
(2)The maturity date on our secured asset-backed securities (“ABS”) and CMBS loans is the anticipated repayment date.
(3)The unsecured credit facility maturity date is based on the fully extended maturity date.
(4)The secured ABS and CMBS loans have fixed interest rates ranging from 5.00% to 5.90%, and anticipated repayment maturity dates ranging from July 2028 to July 2031.
(5)The secured variable funding notes bear interest based on the term SOFR plus a margin of 175 basis points. The maturity date of May 27, 2028 excludes the impact of certain extension options.

Secured ABS and CMBS Loans
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
On June 23, 2026, the Company, through a wholly owned subsidiary, entered into a $559,100 secured mortgage loan (the “CMBS Facility”) with JPMorgan Chase Bank, National Association and Goldman Sachs Bank USA in connection with the acquisition of a data center property. The CMBS Facility is secured primarily by a mortgage on the property and bears interest at a weighted-average fixed rate of approximately 5.46% per annum. The CMBS Facility has an anticipated repayment date in July 2031. Following the anticipated repayment date, the interest rate is subject to adjustment in accordance with the terms of the agreement. The CMBS Facility is pre-payable in whole or in part, subject to a yield maintenance premium if prepayment occurs prior to January 9, 2031. As of June 30, 2026, the outstanding principal balance on the CMBS Facility was $559,100.
Secured financings of debt investments
On June 30, 2026, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “MRA”) with Société Générale. The MRA provides an uncommitted framework for repurchase transactions collateralized by certain of the Company’s CMBS investments. The terms of the MRA provide the lender the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash if the market value of such financed investment declines. The MRA has no set maturity date, with terms set on a trade-by-trade basis. As of June 30, 2026, the Company had no principal balance outstanding under the MRA.

Secured Variable Funding Notes
On June 12, 2026, Stack Infrastructure Issuer, LLC, an indirect wholly-owned subsidiary of the Company, amended its existing secured variable funding notes agreement and increased its aggregate borrowing capacity by $100,000 to $200,000. As of June 30, 2026, the Company had $52,000 of outstanding borrowings, $12,500 of letters of credit issued, and a weighted-average interest rate on outstanding borrowings of 5.47%.
Unsecured Credit Facility
On April 1, 2026, BODIT SPV LLC, a wholly owned subsidiary of ODIT OP, entered into a $200,000 unsecured credit facility with Bank of America, N.A., as administrative agent, including a letter of credit sublimit of $100,000. The facility may be increased up to $3,000,000, subject to certain conditions. The facility matures on April 1, 2030, with a one-year extension option at the borrower’s election. Borrowings bear interest at either Adjusted Term SOFR plus an applicable margin or an alternate base rate plus an applicable margin.
As of June 30, 2026, the Company had $150,000 of outstanding borrowings, $30,000 of letters of credit issued, and a weighted-average interest rate on outstanding borrowings of 5.57%.
Financial Covenants
The Company is subject to various financial and operational covenants under certain of its mortgage loans, variable funding notes and credit facility. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and liquidity thresholds, among others. As of June 30, 2026, the Company believes it was in compliance with all of its financial covenants that could result in a default under such agreements.
Aggregate Maturities
The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of June 30, 2026:

Year	Amount
2026 (remaining)	$—
2027	—
2028	592,000
2029	240,000
2030	345,000
2031	1,404,100
Thereafter	—
Total	$2,581,100

9.    Derivative Financial Instruments
The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s financing transactions. These derivatives may or may not qualify as cash flow hedges under the hedge accounting requirements of ASC 815. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swaps will be reclassified to interest expense as forecasted interest payments are made on the Company’s mortgage loans. Refer to Note 2 - Summary of Significant Accounting Policies and Estimates for additional detail.
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
The Company’s objective in using interest rate derivatives is to add stability to its interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company uses interest rate swap contracts to manage its exposure on variable rate interest debt. The Company designated its derivative financial instrument in place as of December 31, 2025 as a cash flow hedge as defined under GAAP.
On May 19, 2026, the Company entered into a treasury lock agreement designated as a cash flow hedge to fix the five-year Treasury rate at 4.37% for $540,000 of notional value related to its CMBS loans. The treasury lock agreement was terminated on June 11, 2026 and settled on June 30, 2026.
The following table details the Company’s outstanding derivatives:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	June 30, 2026	December 31, 2025
Derivatives Designated as Hedging Instruments
Interest rate swaps	N/A	N/A	$—	$600,000
Derivatives Not Designated as Hedging Instruments
Interest rate swaps	2	3/20/2032	$635,000	$—
Total			$635,000	$600,000
The fair value of the Company’s derivative financial instruments included in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 are detailed below.

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate swaps	Other Assets	$—	$3,881
Total		$—	$3,881

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate swaps	Other liabilities	$3,243	$—
Total		$3,243	$—

The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Condensed Consolidated Statements of Operations during the three months ended June 30, 2026:

	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	June 30, 2026		June 30, 2026
Interest rate swaps	$(2,721)	Interest Expense	$(117)
Total	$(2,721)		$(117)

The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Condensed Consolidated Statements of Operations during the six months ended June 30, 2026:

	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives Designated as Hedging Instruments	June 30, 2026		June 30, 2026
Interest rate swaps	$(5,061)	Interest Expense	$(117)
Total	$(5,061)		$(117)
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations during the three months ended June 30, 2026:

	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended
Derivatives Not Designated as Hedging Instruments		June 30, 2026
Interest rate swaps	Other Income (Expense)	$(3,243)
Total		$(3,243)
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations during the six months ended June 30, 2026:

	Location of Gain (Loss) Recognized in Income on Derivatives	Six Months Ended
Derivatives Not Designated as Hedging Instruments		June 30, 2026
Interest rate swaps	Other Income (Expense)	$(3,243)
Total		$(3,243)

10.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	June 30, 2026	December 31, 2025
Accrued ongoing servicing fees	$40,766	$34,438
Accrued management fees	2,577	995
Performance participation allocation	6,003	1,319
Advanced organization and offering costs	11,566	7,584
Transaction prorations	—	7,421
Other advanced expenses (1)	847	—

Other expenses	3,784	3,103
Total	$65,543	$54,860
________________
(1)Includes salaries and other invoices paid by the Adviser on behalf of and subsequently reimbursed by the Company.
Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to Blue Owl Securities LLC (the “Dealer Manager”), for ongoing services rendered to holders for Class S and Class D shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.
Accrued Management Fees
The Company pays the Adviser a management fee equal to 1.25% of NAV for Class S shares, Class D shares, and Class I shares per annum payable monthly for services rendered related to ongoing operations of ODIT pursuant to the advisory agreement by and among the Company, the Operating Partnership and the Adviser (the “Advisory Agreement”). Additionally, to the extent that ODIT OP issues OP Units to parties other than the Company, ODIT OP will pay the Adviser a management fee equal to 1.25% of the NAV of OP Units attributable to Class S OP Units, Class D OP Units, and Class I OP Units not held by us per annum payable monthly.
The management fee may be paid, at the Adviser’s election, in cash, Class E shares, or Class E OP Units. To date, the Adviser has elected to receive the management fee in the Class E shares, resulting in a non-cash expense. The Adviser has the ability to redeem its Class E shares issued for payment of management fees and the Initial Capitalization for cash at its election. Therefore, the Company has classified these Class E shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheet. As of June 30, 2026, 545,011 redeemable common shares remained outstanding. There were no shares outstanding as of December 31, 2025. See Note 12 - Equity and Non-Controlling Interest for additional information.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Advisory Agreement, BODI Trust Carry LP, a Delaware limited partnership, and Blue Owl Digital Infrastructure Trust Carry LLC, a Delaware limited liability company (collectively, the “Special Limited Partners”) hold a performance participation allocation in ODIT OP that entitles them to receive an allocation of ODIT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Advisory Agreement. Under the ODIT OP agreement, the Special Limited Partners are entitled to an allocation from ODIT OP with respect to the Class S OP Units, Class D OP Units, and Class I OP Units equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation allocation is measured on a calendar year basis and is paid quarterly in Class E OP Units, Class E shares, or cash, at the election of the Special Limited Partner. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation provided that the Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in its Condensed Consolidated Statements of Operations. Because the Special Limited Partners have the ability to redeem their Class E OP Units for Class E shares in the Company or cash at their election, the Company classifies these Class E OP Units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheet.
As of June 30, 2026, 469,814 redeemable Class E OP Units remained outstanding. As of December 31, 2025, the Company had not issued any Class E OP Units as payment to the Special Limited Partners. See Note 12 - Equity and Non-Controlling Interest for additional information.
Advanced Organization and Offering Costs
The Adviser has agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, design and website expenses, fees and expenses of our escrow agent and transfer agent, and other expenses attributable to the Company’s organization, but excluding ongoing servicing fees) through December 1, 2026. Such costs are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheet and will commence being reimbursed to the Adviser pro rata over 60 months beginning December 1, 2026.

Transaction Prorations
Pursuant to the transaction described in Note 4 - Investments in Real Estate, Net, the purchase agreement provided for closing and post-closing adjustments, with any amounts owed by one party to the other settled in the ordinary course pursuant to the agreement’s post‑closing adjustment procedures. As of December 31, 2025, the Company owed $7,421 to certain funds managed by affiliates of Blue Owl for customary post-closing proration adjustments to working capital related to the acquisition of the Initial Portfolio, which were settled during the six months ended June 30, 2026.
Other Expenses
The Company engages an affiliate of the Adviser, STACK Infrastructure, Inc. (“STACK Inc.”), to provide site management and administrative services. The management agreement with STACK Inc. provides for a 3% management fee on base rent collected on STACK Inc. operated data centers, as well as a facility maintenance fee for onsite security and personnel required to maintain the data centers (collectively, “Property Management Fees”). During the three and six months ended June 30, 2026, the Company incurred $7,991 and $15,347 in Property Management Fees, respectively, which are included within rental property operating expenses on the Condensed Consolidated Statement of Operations.
Common Shares Held by Affiliates
As of June 30, 2026 and December 31, 2025, ODIT affiliates and their employees owned 70,685,250 and 70,000,100 Class E shares, and 1,057,856 and 588,042 Class E OP Units, respectively, including shares held by other funds managed by the Adviser and its affiliates. The aggregate amount of Class E shares owned by ODIT affiliates and their employees was $748,751 and $705,944, respectively, based on the NAV per share/unit as of June 30, 2026 and December 31, 2025. The aggregate amount of Class E Units owned by ODIT affiliates and their employees was $11,206 and $5,930, respectively, based on the NAV per share/unit as of June 30, 2026 and December 31, 2025. From Inception through June 30, 2026, the Adviser and its affiliates did not submit any Class E shares or Class E OP Units for repurchase.
Other Fees Paid to Affiliates
One or more affiliates of the Dealer Manager (“Blue Owl Capital Markets”) may provide a broad range of financial services to the Company, including strategic and capital markets advisory services related to mergers and acquisitions, development projects, refinancings, and capital raising activities. Blue Owl Capital Markets may also participate in underwriting and lending syndicates of financings borrowed by the Company. During the six months ended June 30, 2026, the Company paid $5,203 to Blue Owl Capital Markets for underwriting services, which was capitalized as deferred financing costs in Credit facilities and mortgage loans and notes, net within the Condensed Consolidated Balance Sheet. No such fees were paid for the period from Inception through December 31, 2025.
11.    Leases
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
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Base rent (1)	$61,380	$117,873
Straight-line rental revenue, net (2)	3,911	6,769
Variable lease payments (3)	29,368	57,038
Amortization of above/below-market lease intangibles	4,266	8,107
Total Rental revenue	$98,925	$189,787
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess (deficit) of straight-line rental revenue over fixed lease payments and amortization of prepaid rent.
(3)Consists of reimbursement of common area maintenance (“CAM”), real estate taxes, and utilities.

The following table presents the undiscounted future minimum rents the Company expects to receive for its properties classified as operating leases as of June 30, 2026.

Year	Future Minimum Rents
2026 (remaining)	$145,518
2027	270,926
2028	262,513
2029	256,926
2030	241,780
2031	214,767
Thereafter	1,353,961
Total	$2,746,391
12.    Equity and Non-Controlling Interest
Authorized Capital
As of June 30, 2026, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class D shares, Class I shares, and Class E shares. Each class of common shares and preferred shares has a par value of $0.01. The Board of Trustees has the ability to establish the preferences and rights of each class of common shares or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers, and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. See Note 2 – Summary of Significant Accounting Policies and Estimates for a further description of such items. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, Class S, Class D, and Class I shares have the same economic and voting rights. Class E shares have the same voting rights; however, the Company does not pay a management fee or performance participation allocation with respect to the Class E shares.
Common Shares
The following tables detail the movement in the Company’s outstanding common shares

	Three Months Ended June 30, 2026
	Class S	Class D	Class I	Class E	Total
March 31, 2026	67,014,491	2,478,438	39,156,521	70,134,464	178,783,914
Common shares issued	4,102,042	1,294,667	2,925,690	4,842	8,327,241
Distribution reinvestment	506,265	10,052	297,006	933	814,256
Common shares repurchased	(135,817)	—	(100,854)	—	(236,671)
June 30, 2026	71,486,981	3,783,157	42,278,363	70,140,239	187,688,740

	Six Months Ended June 30, 2026
	Class S	Class D	Class I	Class E	Total
December 31, 2025	56,833,906	2,163,000	32,700,920	70,000,000	161,697,826
Common shares issued	13,858,069	1,597,062	9,146,160	139,082	24,740,373
Distribution reinvestment	930,823	23,095	532,137	1,157	1,487,212
Common shares repurchased	(135,817)	—	(100,854)	—	(236,671)
June 30, 2026	71,486,981	3,783,157	42,278,363	70,140,239	187,688,740
Redeemable Common Shares
In connection with the Company’s payment of management fees, the Adviser holds Class E redeemable common shares. See Note 10 - Related Party Transactions for further details on management fees. The following table details the redeemable common shares activity for the six months ended June 30, 2026:

Six Months Ended
June 30, 2026
Balance, beginning of period	$1
Issuance of Class E redeemable common shares (1)	5,613
Fair value allocation (2)	159
Balance, end of period	$5,773
(1)    During the six months ended June 30, 2026, the Company issued 544,911 Class E redeemable common shares to the Adviser, as payment of management fees at the respective NAV per share.
(2)     The redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period.

Share and Unit Repurchases
The Company adopted a share repurchase plan, which will commence after the first full fiscal quarter following the initial closing of the Private Offering, whereby, subject to certain limitations, shareholders may request, on a quarterly basis, that the Company repurchase all or any portion of their shares. The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that, subject to certain exceptions, shares that have not been outstanding for at least two years which will be repurchased at 98% of the repurchase price (“Early Repurchase Deduction”). The aggregate NAV of total repurchases of Class S, Class D, Class I, and Class E shares (including repurchases by certain “fund of fund” vehicles and certain U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 3% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. The Early Repurchase Deduction does not apply to shares acquired through the distribution reinvestment plan or to repurchases of common shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. In addition, the Company may not apply the Early Repurchase Deduction to certain “fund of fund” or feeder vehicles or their respective underlying investors.
Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and could choose to repurchase fewer shares than were requested to be repurchased, or none at all. Further, the Board may modify and suspend the Share Repurchase Plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter would be repurchased on a pro rata basis.
The following table details the number and value of common shares repurchased for cash during the three and six months ended June 30, 2026:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Number of common shares repurchased	236,671	236,671
Value of common shares repurchased	$2,437	$2,437
The Company had no unfulfilled repurchase requests during the three and six months ended June 30, 2026.
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common shares receives the same gross distribution per share. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The Company has adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the purchase price at the time the distribution is payable. Shareholders will not pay an upfront transaction fee when purchasing shares pursuant to the distribution reinvestment plan. The ongoing servicing fees with respect to Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV.
The following table details the aggregate distributions declared for each applicable class of common shares for the three months ended June 30, 2026:

	Three Months Ended June 30, 2026
	Class S	Class D	Class I	Class E
Aggregate gross distributions declared per common share	$0.1250	$0.1250	$0.1250	$0.1250
Shareholder servicing fee per common share	(0.0217)	(0.0064)	—	—
Net distributions declared per common share	$0.1033	$0.1186	$0.1250	$0.1250
The following table details the aggregate distributions declared for each applicable class of common shares for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Class S	Class D	Class I	Class E
Aggregate gross distributions declared per common share	$0.2750	$0.2750	$0.2750	$0.2750
Shareholder servicing fee per common share	(0.0498)	(0.0147)	—	—
Net distributions declared per common share	$0.2252	$0.2603	$0.2750	$0.2750
There were no distributions declared during the period from Inception through December 31, 2025.
Redeemable Non-controlling Interest
In connection with its performance participation allocation, the Special Limited Partners have elected to receive payment in Class E OP Units. See Note 10 - Related Party Transactions for further details of the Special Limited Partner’s performance participation allocation.
The following table details the redeemable non-controlling interest activity for the six months ended June 30, 2026:

Six Months Ended
June 30, 2026
Balance, beginning of period	$—
Settlement of prior performance participation allocation (1)	4,856
Net income allocation	(98)
Other comprehensive income allocation	(2)
Distributions	(53)
Fair value allocation (2)	274
Reallocation between additional paid-in capital and non-controlling interests due to changes in ODIT OP ownership	(59)
Balance, end of period	$4,918
(1)    During the six months ended June 30, 2026, the Company issued 469,814 Class E OP Units to the Special Limited Partners, as payment of performance participation allocation at the respective NAV per unit.
(2)    Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period.

As of June 30, 2026, no Class E OP Units had been redeemed for cash or exchanged to Class E shares in the Company.
Share-Based Compensation
During the six months ended June 30, 2026, the Company awarded independent members of the Board of Trustees 20,103 restricted Class E shares. The restricted Class E shares are subject to a vesting period of approximately 12 months. The following table details the total share-based compensation expense incurred by the Company during the three and six months ended June 30, 2026:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Share-based compensation expense (1)	$254	$346
(1)    Included within General and administrative expenses in the Condensed Consolidated Statement of Operations.
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
The Company has assets that require periodic investments of capital for customer-related capital expenditures and for general capital improvements. From time to time, in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. As of June 30, 2026, the Company had open commitments related to construction projects of approximately $5,110.
14.    Earnings Per Share
Our Class S, Class D, and Class I shares are allocated net income (loss) at the same rate per share and receive the same gross distribution per share. The Company does not pay a management fee or performance participation allocation with respect to the Class E shares or Class E OP Units and as a result, such fees are class-specific expenses. Because Class E shares are excluded from the calculation of the management fee and performance participation allocation, the Company is required to apply the two-class method in calculating earnings per share.
The Company calculates net loss for the calculation of earnings per share for Class S, Class D, and Class I shares and Class E shares by allocating net loss before management fee and performance participation allocation to Class S, Class D, and Class I shares and Class E shares on a pro rata basis. The management fee and performance participation allocation are then allocated to Class S, Class D, and Class I shares on a pro rata basis.
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
Our calculation of basic net loss per Class S, Class D, and Class I share and per Class E share for the three and six months ended June 30, 2026 is presented in the table below:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Total	Class S, Class D, and Class I Shares	Class E Shares	Total	Class S, Class D, and Class I Shares	Class E Shares
Net loss	$(38,673)	$(27,338)	$(11,335)	$(73,333)	$(50,896)	$(22,437)
Net loss attributable to non-controlling interests	798	646	152	1,454	1,202	252
Net loss attributable to ODIT	$(37,875)	$(26,692)	$(11,183)	$(71,879)	$(49,694)	$(22,185)

Net loss attributable to dilutive OP units	(798)	(646)	(152)	—	—	—
Net loss attributable to ODIT - dilutive	$(38,673)	$(27,338)	$(11,335)	$(71,879)	$(49,694)	$(22,185)

Weighted average number of common shares outstanding - basic	185,153,540	114,586,425	70,567,115	179,469,428	109,092,838	70,376,590
Effect of dilutive unvested grants of restricted Class E shares	—	—	—	—	—	—
Effect of dilutive OP units	3,611,683	2,665,698	945,985	—	—	—
Weighted average number of common shares outstanding - dilutive	188,765,223	117,252,123	71,513,100	179,469,428	109,092,838	70,376,590

Net loss per common share - basic	$(0.20)	$(0.23)	$(0.16)	$(0.40)	$(0.46)	$(0.32)
Net loss per common share - diluted	$(0.20)	$(0.23)	$(0.16)	$(0.40)	$(0.46)	$(0.32)
For the three months ended June 30, 2026, the Company excluded 20,103 restricted Class E shares from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. For the six months ended June 30, 2026, the Company excluded 20,103 restricted Class E shares and 3,474,634 OP Units from the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
15.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of stabilized, development, and value-add digital infrastructure assets leased to primarily investment-grade and creditworthy customers.
The Company has one operating segment and one reportable segment as of June 30, 2026. The Chief Operating Decision Maker (“CODM”) specifically reviews consolidated net income to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. In addition, the CODM regularly reviews the various expense and other line items excluding non-cash items, as presented in the table below.
The following table details our segment financial results for the three and six months ended June 30, 2026:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Total segment revenues	$98,925	$189,787

Segment expenses
Fund level expenses (1)	3,623	6,627
Management fees	3,815	7,195
Performance participation allocation	6,003	9,540
Interest expense (2)	25,828	48,359
Other segment expense, net (3)	98,329	191,399
Consolidated segment net loss	$(38,673)	$(73,333)
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
16.    Subsequent Events
In preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions that occurred after June 30, 2026 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events from June 30, 2026 through the date on which the financial statements were available to be issued.
Proceeds from the Issuance of Common Shares
From July 1, 2026, through the date the financial statements were issued, the Company sold an aggregate of 12,470,870 common shares (consisting of 1,869,894 Class S shares, 1,052,981 Class I shares, and 9,547,995 Class E shares) resulting in net proceeds of $131,575 to the Company. No Class D shares were sold from July 1, 2026 through the date the financial statements were issued.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blue Owl Digital Infrastructure Trust,” “Company,” “we,” “us,” or “our” refer to Blue Owl Digital Infrastructure Trust and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A — “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2026, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Dollars are in thousands, except for per share amounts.
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
The Company is structured as a non-listed, perpetual-life investment vehicle. We intend to elect and qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
As of June 30, 2026, we have received net proceeds of $1,900,234 from the sale of our common shares, including shares issued to certain limited partners of the BODI Funds in connection with their in-kind contribution of interests in the subject assets to the Company, based on an initial purchase price of $10.00. We have contributed the net proceeds to ODIT OP in exchange for a corresponding number of Class S, Class D, Class I, and Class E OP Units. ODIT OP has primarily used the net proceeds to make investments in real estate and debt investments as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
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
During the three months ended June 30, 2026, global equity and debt markets adapted to shifts in expectations around major themes such as inflation and the trajectory of interest rates as well as ongoing geopolitical relations and their impact to certain energy prices. Stronger than previously indicated job growth and sticky inflation drove expectations of rate hikes, a reversal away from the forward rate cuts anticipated at the beginning of the second quarter. Temporary periods of de-escalation in the Middle East throughout the quarter drove certain energy prices lower. Equity market dispersion continued, with single stock volatility outpacing index volatility by a wide margin as artificial intelligence (“AI”) hardware and other perceived beneficiaries of AI spend continued to drive thematic investment.
The 10-year Treasury yield in the United States ended the second quarter of 2026 approximately 15 basis points higher than March 31, 2026 and experienced a peak to trough range of more than 40 basis points during the quarter. The CBOE Volatility Index (“VIX”) peaked above 25 during the second quarter of 2026, but mostly sat below 20 as tensions in the Middle East experienced temporary periods of de-escalation throughout the quarter.
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
Q2 2026 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions on our common shares totaling $21,597 for the three months ended June 30, 2026. The details of the total returns are shown in the following table:

	Class S	Class D	Class I	Class E
Year-to-Date Total Return, without upfront selling commissions (1)	5.48%	5.80%	5.93%	7.47%
Year-to-Date Total Return, assuming maximum upfront selling commissions (1)	1.92%	4.23%	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions (1)	11.30%	11.96%	12.24%	15.53%
Inception-to-Date Total Return, assuming maximum upfront selling commissions (1)	4.92%	9.14%	N/A	N/A
__________________
(1)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Total return for periods less than one year is annualized. The Company believes total return is a useful measure of the overall investment performance of its shares.
Investments
•Acquired a data center property for a total purchase price of $863,048, including transaction costs and customary prorations, during the three months ended June 30, 2026. The acquisition is consistent with our strategy of acquiring diversified, income-producing, digital infrastructure assets leased to investment-grade and creditworthy customers.
•Received prepayment in full of principal from the debt investment held in our unconsolidated joint venture and the unconsolidated joint venture repaid the associated secured financing. As of June 30, 2026, our unconsolidated joint venture held the net cash proceeds from the repayment.

•Sold $2,554 in commercial mortgage-backed securities (“CMBS”) debt investments during the three months ended June 30, 2026.
Capital Activity and Financings
•Raised net proceeds of $85,452 from the sale of our common shares and repurchased 236,671 of our common shares for $2,437 during the three months ended June 30, 2026.
•During the three months ended June 30, 2026, incurred principal borrowings of $611,100 in secured debt and $150,000 in unsecured debt.
Overall Portfolio
•As of June 30, 2026, our portfolio consisted of investments in real estate (96%), debt investments (3%), and investment in unconsolidated joint venture (1%), based on fair value.
•Our 12 wholly owned properties as of June 30, 2026, consisted of assets located in the Midwest (17%), Southeast (35%), Southwest (15%), and West (33%) regions of the United States based on fair value.
•Our debt investments as of June 30, 2026, consisted of CMBS. For further details on underlying real estate collateral, refer to “Investment Portfolio – Debt Investments”.
Investment Portfolio
Real Estate Investments
The following charts describe the diversification of our wholly owned portfolio by geographical region (1) based on fair value and customer credit ratings (2) based on the next twelve months (“NTM”) rent as of June 30, 2026:
(1)     Region weighting is measured as the gross asset value of our consolidated real estate investments against the total asset value of all consolidated real estate investments.
(2)    Customer credit rating weighting is based on the NTM base rent of our customers against the total NTM rental income of all our customers.

The following table provides a summary of our wholly owned portfolio as of June 30, 2026 (dollars in thousands):

Region	Number of Properties	Megawatts	Occupancy Rate (1)	NTM Rent Per Leased Megawatt (2)	Gross Asset Value (3)	NTM Rent (2)	Percentage of Total Revenue
Midwest	3	43	100%	$1.4	$739,230	$59,785	20%
Southeast	3	96	97%	$0.9	1,494,602	87,517	29%

Southwest	2	28	100%	$1.5	620,910	42,341	14%
West	4	68	100%	$1.6	1,417,900	109,157	37%
Total	12	235			$4,272,642	$298,800	100%
__________
(1)Occupancy Rate is calculated as the percentage of leased megawatts.
(2)Represents average effective NTM rent per leased megawatt. The term “NTM” refers to base rental income for the next twelve months.
(3)Based on fair value as of June 30, 2026.

Real Estate and Leases
The following table provides information regarding our wholly owned real estate property types as of June 30, 2026:

Investment	Number of Properties	Location	Acquisition/Commencement Date	Ownership Interest	Megawatts	Occupancy Rate (1)
Midwest
CHI01A	1	Elk Grove Village, IL	December 2025	100%	16	100%
CHI01B	1	Elk Grove Village, IL	December 2025	100%	24	100%
NAL01A	1	New Albany, OH	December 2025	100%	3	100%

Southeast:
ATL01A	1	Alpharetta, GA	December 2025	100%	7	90%
NVA01A	1	Sterling, VA	December 2025	100%	17	100%
NVA11A	1	Gainesville, VA	June 2026	100%	72	100%

Southwest:
DFW01A	1	Plano, TX	December 2025	100%	21	100%
DFW01B	1	Plano, TX	December 2025	100%	7	100%

West:
POR01A	1	Hillsboro, OR	December 2025	100%	5	100%
POR02A	1	Hillsboro, OR	December 2025	100%	23	100%
SVY01A	1	San Jose, CA	December 2025	100%	9	100%
SVY01B	1	San Jose, CA	December 2025	100%	31	100%
Total	12				235
__________________
(1)Occupancy Rate is calculated as the percentage of leased megawatts.

Lease Expirations
The following schedule details the expiring leases at our wholly owned real estate properties by the NTM rent and leased megawatts as of June 30, 2026 (dollars in thousands):

Year	Number of Expiring Leases	NTM Rent (1) (2)	% of Total NTM Rent Expiring	Megawatts	% of Total Megawatts Expiring
2026 (remaining)	3	$745	—%	1	—%
2027	12	16,246	5%	10	4%
2028	5	12,015	4%	7	3%
2029	5	13,342	4%	7	3%
2030	7	29,013	10%	18	8%
2031	5	35,943	12%	25	11%
2032	2	4,939	2%	4	2%
2033	—	—	—%	—	—%
2034	6	37,635	13%	29	12%
2035	—	—	—%	—	—%
Thereafter	8	148,922	50%	134	57%
Total	53	$298,800	100%	235	100%
__________
(1)The term “NTM” refers to base rental income for the next twelve months.
(2)Excludes executed leases for which rent has not commenced as of June 30, 2026.

Investment in Unconsolidated Joint Venture
As of June 30, 2026, the Company owns interests in one unconsolidated joint venture with a third party, which is accounted for under the FVO and detailed in the table below:

Investment	Number of Investments	Ownership Percentage	Carrying Amount of Investment	Income
Unconsolidated joint venture accounted for under the FVO
Debt investments	1	40.0%	$47,500	$1,725
Total unconsolidated joint venture accounted for under the FVO	1		$47,500	$1,725
During the three months ended June 30, 2026, the principal on the unconsolidated joint venture’s debt investment and its associated secured financing were repaid. As of June 30, 2026, the unconsolidated joint venture held net cash proceeds from the repayment.

Debt Investments
As of June 30, 2026, the Company’s debt investments consisted of CMBS, which are detailed in the following table:

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	3/4/2043	$152,688	$153,413	$153,029
__________________
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.

Results of Operations
The following table sets forth the results of our operations for the three months ended June 30, 2026. There is no comparative information yet available as operations commenced on December 1, 2025.

June 30, 2026
Revenues
Rental revenue	$98,925
Total revenues	98,925

Expenses
Rental property operating	42,299
General and administrative	3,623
Management fee	3,815
Performance participation allocation	6,003
Depreciation and amortization	56,385
Total expenses	112,125

Other income (expense)
Income from unconsolidated joint venture	1,050
Interest expense	(27,987)
Interest income	4,683
Other expense, net	(3,219)
Total other expense, net	(25,473)
Net loss	(38,673)
Net loss attributable to non-controlling interests	798
Net loss attributable to ODIT shareholders	$(37,875)
Rental revenue
Rental revenue from our property operations was $98,925 for the three months ended June 30, 2026. Our revenues consist of rental revenue from our 12 operating properties.
Rental property operating expenses
Rental property operating expenses were $42,299 for the three months ended June 30, 2026. Our rental property operating expenses primarily include utilities, real estate taxes, and common area maintenance for our 12 operating properties.
General and administrative expenses
General and administrative expenses were $3,623 for the three months ended June 30, 2026. Our general and administrative expenses were primarily driven by legal and professional fee expenses incurred by the Company.
Management fee
The management fee for the three months ended June 30, 2026 was $3,815, which was attributable to the Company’s average net asset value during the period.
Performance participation allocation
The performance participation allocation was $6,003 for the three months ended June 30, 2026. Our performance participation allocation represents 12.5% of ODIT OP’s total return after other unit holders receive a 5% total return and any loss carryforward is recouped.
Depreciation and amortization

Depreciation and amortization expense for the three months ended June 30, 2026 was $56,385. Our depreciation and amortization expense is related to our 12 operating properties.
Income from unconsolidated joint venture
Income from unconsolidated joint venture for the three months ended June 30, 2026 was $1,050, which is related to our debt investment joint venture entered into during the six months ended June 30, 2026.
Interest expense
Interest expense for the three months ended June 30, 2026 was $27,987. Our interest expense is primarily driven by our secured mortgage loans and credit facility.
Interest income
Interest income was $4,683 for the three months ended June 30, 2026, which was primarily driven by income from our CMBS debt investments.
Other expense, net
Other expense, net for the three months ended June 30, 2026 was $3,219, which was primarily due to losses on our derivative instruments.

The following table sets forth the results of our operations for the six months ended June 30, 2026. There is no comparative information yet available as operations commenced on December 1, 2025.

June 30, 2026
Revenues
Rental revenue	$189,787
Total revenues	189,787

Expenses
Rental property operating	81,320
General and administrative	6,627
Management fee	7,195
Performance participation allocation	9,540
Depreciation and amortization	111,576
Total expenses	216,258

Other income (expense)
Income from unconsolidated joint venture	1,725
Interest expense	(52,333)
Interest income	7,364
Other expense, net	(3,618)
Total other expense, net	(46,862)
Net loss	(73,333)
Net loss attributable to non-controlling interests	1,454
Net loss attributable to ODIT shareholders	$(71,879)
Rental revenue
Rental revenue from our property operations was $189,787 for the six months ended June 30, 2026, which consists of rental revenue from our 12 operating properties.
Rental property operating expenses
Rental property operating expenses were $81,320 for the six months ended June 30, 2026, and primarily include utilities, real estate taxes, and common area maintenance for our 12 operating properties.
General and administrative expenses
General and administrative expenses were $6,627 for the six months ended June 30, 2026. Our general and administrative expenses were primarily driven by legal and professional fee expenses incurred by the Company.
Management fee
The management fee for the six months ended June 30, 2026 was $7,195, which was attributable to the Company’s average net asset value during the period.
Performance participation allocation
The performance participation allocation was $9,540 for the six months ended June 30, 2026. Our performance participation allocation represents 12.5% of ODIT OP’s total return after other unit holders receive a 5% total return and any loss carryforward is recouped.
Depreciation and amortization
Depreciation and amortization expense for the six months ended June 30, 2026 was $111,576 related to our 12 operating properties.
Income from unconsolidated joint venture

Income from unconsolidated joint venture for the six months ended June 30, 2026 was $1,725, which is related to our debt investment joint venture entered into during the six months ended June 30, 2026.
Interest expense
Interest expense for the six months ended June 30, 2026 was $52,333. Our interest expense is primarily driven by our secured mortgage loans and credit facility.
Interest income
Interest income was $7,364 for the six months ended June 30, 2026, which was primarily driven by income from our CMBS debt investments.
Other expense, net
Other expense, net for the six months ended June 30, 2026 was $3,618, which was primarily due to losses on our derivative instruments not designated as hedges.

Net Asset Value and NAV Per Share Calculation
Each class has an undivided interest in our assets and liabilities, other than class-specific, ongoing servicing fees. In accordance with the valuation guidelines, our NAV per share for each class is determined as of the last calendar day of each month, using a process that reflects several components, including the estimated fair value of (1) each of our properties, (2) our debt investments and other securities for which third-party market quotes are available, (3) our other debt investments and other securities, and (4) our other assets and liabilities. The NAV for each class of shares is based on the net asset values of our investments (including debt investments and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation allocation to the Special Limited Partners and the deduction of any ongoing servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is generally available on or around the fifteenth calendar day after the last calendar day of each month. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, any class-specific adjustments are incorporated into our NAV, including additional issuances and repurchases of our common shares and accruals of class-specific ongoing servicing fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Our total NAV presented in the following tables includes the NAV of our Class S, Class D, Class I, and Class E shares, as well as the partnership interests of ODIT OP held by parties other than the Company and certain affiliates of the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2026:

Components of NAV	June 30, 2026
Cash and cash equivalents	$113,752
Restricted cash	12,861
Investments in real estate	4,553,404
Investment in unconsolidated joint venture	47,500
Debt investments	153,029
Intangible assets	691,941
Other assets	44,974
Intangible liabilities	(972,703)
Credit facilities and mortgage loans and notes, net	(2,527,164)
Due to affiliates	(12,363)
Accounts payable and accrued expenses	(47,907)
Other liabilities	(45,600)
Net Asset Value	$2,011,724
Number of outstanding shares/units	191,958,445
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2026 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class D Shares	Class I Shares	Class E Shares (1)	Class I OP Units (2)	Class E OP Units (3)	Total
NAV	$744,365	$39,393	$440,240	$748,751	$27,769	$11,206	$2,011,724
Number of outstanding shares/units	71,486,981	3,783,157	42,278,363	70,685,250	2,666,838	1,057,856	191,958,445
NAV Per Share/Unit as of June 30, 2026	$10.4126	$10.4128	$10.4129	$10.5928	$10.4129	$10.5925
__________________
(1)Includes 545,011 Class E shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of ODIT OP held by parties other than the Company.
(3)Includes the partnership interest of ODIT OP held by certain affiliates of the Company.

The following table details the weighted averages of the key assumptions in the discounted cash flow methodology used in the valuations as of June 30, 2026:

Property Type	Discount Rate	Capitalization Rate
Data Centers	7.7%	6.1%
These assumptions are determined by the Adviser and reviewed by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Data Centers
Discount Rate	0.25 % Decrease	+1.9%
(weighted average)	0.25 % Increase	(1.8)%
Capitalization Rate	0.25 % Decrease	+2.4%
(weighted average)	0.25 % Increase	(2.2)%
The following table reconciles shareholders’ equity and ODIT OP partner’s capital per our Consolidated Balance Sheet to our NAV (in thousands):

June 30, 2026
Shareholders' equity	$1,695,872
Non-controlling interests attributable to ODIT OP	29,647
Redeemable non-controlling interests	4,918
Redeemable common shares	5,773
Total partners' capital of ODIT OP under GAAP	1,736,210
Adjustments:
Accrued shareholder servicing fee	40,766
Accrued organization and offering costs	11,566
Accrued distributions	(523)
Accumulated depreciation and amortization under GAAP	120,300
Unrealized net real estate and real estate debt appreciation	110,204
Straight-line rent	(6,799)
NAV	$2,011,724
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
•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV. Our financial leverage (“Debt”) is presented at its amortized cost basis in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and our Debt are recorded at fair value.
•We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments and their impact on deferred taxes are excluded for purposes of calculating NAV.

Distributions
Beginning January 14, 2026, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.1250 per share for the three months ended June 30, 2026 and $0.2750 per share for the six months ended June 30, 2026. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.
The following table details the total net distribution for each of our share classes for the six months ended June 30, 2026:

Record Date	Class S	Class D	Class I	Class E
December 31, 2025 (1)	$0.0304	$0.0354	$0.0375	$0.0375
January 31, 2026	0.0304	0.0354	0.0375	0.0375
February 28, 2026	0.0309	0.0356	0.0375	0.0375
March 31, 2026	0.0302	0.0353	0.0375	0.0375
April 30, 2026	0.0346	0.0396	0.0417	0.0417
May 31, 2026	0.0342	0.0395	0.0417	0.0417
June 30, 2026	0.0345	0.0395	0.0416	0.0416
Total	$0.2252	$0.2603	$0.2750	$0.2750
(1)The distribution payable to shareholders of record as of December 31, 2025 was declared on January 14, 2026.

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business with immediate liquidity comprised of cash and cash equivalents of $113,752 as of June 30, 2026. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $250,771 for the six months ended June 30, 2026, as well as through the ability to sell our liquid CMBS investments with a fair value of $153,029 as of June 30, 2026. Additionally, we may borrow money through unsecured financings, or incur other forms of indebtedness. Our availability under our variable funding notes and unsecured credit facility was $135,500 and $20,000, respectively, as of June 30, 2026. We may also generate incremental liquidity through the sale of our real estate.
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
We continue to believe that our current liquidity position is sufficient to meet the needs of our expected investment activity.
Capital Resources
As of June 30, 2026, our consolidated indebtedness included borrowings under our mortgage loans, variable funding notes, and unsecured credit facility. The following table is a summary of our indebtedness as of June 30, 2026:

Indebtedness	Weighted Average Interest Rate (1)	Weighted Average Maturity Date (2) (3)	Maximum Facility Size	Principal Balance Outstanding
Mortgage loans
Secured ABS and CMBS loans (4)	5.40%	5/25/2030	N/A	$2,379,100

Variable funding notes
Secured variable funding notes (5)	S+ 1.75%	5/27/2028	$200,000	$52,000

Credit facility
Unsecured credit facility	S+ 1.95%	4/1/2031	$200,000	$150,000

Total indebtedness				$2,581,100
Deferred financing costs, net				(32,240)
Discount on debt, net				(15,190)
Secured mortgage loans and notes, net				$2,533,670
_______________
(1)The term “S” refers to the relevant floating benchmark rate, one-month or three-month SOFR.
(2)The maturity date on our secured ABS and CMBS loans is the anticipated repayment date.
(3)The unsecured credit facility maturity date is based on the fully extended maturity date.
(4)The secured ABS and CMBS loans have fixed interest rates ranging from 5.00% to 5.90% and anticipated repayment maturity dates ranging from July 2028 to July 2031.
(5)The secured variable funding notes bear interest based on the term SOFR plus a margin of 175 basis points. The maturity date of May 27, 2028 excludes the impact of certain extension options.

Secured ABS and CMBS Loans
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
On June 23, 2026, the Company, through a wholly owned subsidiary, entered into a $559,100 secured mortgage loan (the “CMBS Facility”) with JPMorgan Chase Bank, National Association and Goldman Sachs Bank USA in connection with the acquisition of a data center property. The CMBS Facility is secured primarily by a mortgage on the property and bears interest at a weighted-average fixed rate of approximately 5.46% per annum. The CMBS Facility has an anticipated repayment date in July 2031. Following the anticipated repayment date, the interest rate is subject to adjustment in accordance with the terms of the agreement. The CMBS Facility is pre-payable in whole or in part, subject to a yield maintenance premium if prepayment occurs prior to January 9, 2031. As of June 30, 2026, the outstanding principal balance on the CMBS Facility was $559,100.
Secured Variable Funding Notes
On June 12, 2026, Stack Infrastructure Issuer, LLC, an indirect wholly-owned subsidiary of the Company, amended its existing secured variable funding notes agreement and increased its aggregate borrowing capacity by $100,000 to $200,000. As of June 30, 2026, the Company had $52,000 of outstanding borrowings, $12,500 of letters of credit issued, and a weighted-average interest rate on outstanding borrowings of 5.47%.
Unsecured Credit Facility
On April 1, 2026, BODIT SPV LLC, a wholly owned subsidiary of ODIT OP, entered into a $200,000 unsecured credit facility with Bank of America, N.A., as administrative agent, including a letter of credit sublimit of $100,000. The facility may be increased up to $3,000,000, subject to certain conditions. The facility matures on April 1, 2030, with a one-year extension option at the borrower's election. Borrowings bear interest at either Adjusted Term SOFR plus an applicable margin or an alternate base rate plus an applicable margin.
As of June 30, 2026, the Company had $150,000 of outstanding borrowings, $30,000 of letters of credit issued, and $20,000 of available capacity under the facility. As of June 30, 2026, the weighted-average interest rate on outstanding borrowings was 5.57%.

Secured financings of debt investments
On June 30, 2026, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “MRA”) with Société Générale. The MRA provides an uncommitted framework for repurchase transactions collateralized by certain of the Company’s CMBS investments. The terms of the MRA provide the lender the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash if the market value of such financed investment declines. The MRA has no set maturity date, with terms set on a trade-by-trade basis. As of June 30, 2026, the Company had no principal balance outstanding under the MRA.
Sale of Common Shares
On December 1, 2025, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class D shares, Class I shares, and Class E shares).
As of August 6, 2026, we had received net proceeds of $1,999,527 from selling an aggregate 198,909,068 common shares in the private offering (consisting of 72,561,868 Class S shares, 3,760,062 Class D shares, 42,900,061 Class I shares, and 79,687,077 Class E shares).
Cash Flows
Cash flows provided by operating activities were $45,546 for the six months ended June 30, 2026. The cash flows provided by operating activities were primarily driven by operations of our 12 properties.
Cash flows used in investing activities were $1,067,372 for the six months ended June 30, 2026. The cash flows used in investing activities were primarily due to the acquisition of a digital infrastructure property, as well as debt investments and an investment in an unconsolidated joint venture.
Cash flows provided by financing activities were $952,462 for the six months ended June 30, 2026. The cash flows provided by financing activities were primarily due to net proceeds from mortgage notes and proceeds under our credit facility.
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
There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
See “Item 1. Financial Statements —Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies and Estimates” for a discussion concerning recent accounting pronouncements.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of June 30, 2026 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$2,581,100	$—	$832,000	$1,749,100	$—
Organizational and offering costs	11,566	1,349	4,626	4,626	965
Total	$2,592,666	$1,349	$836,626	$1,753,726	$965

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense. As of June 30, 2026, the outstanding principal balance of our indebtedness was $2,581.1 million and consisted of mortgage loans, variable rate funding notes, and a credit facility.
As of June 30, 2026, our unsecured revolving credit facility and secured variable funding note are indexed to three-month and one-month SOFR, respectively. For the three and six months ended June 30, 2026, a 50 basis point increase in the SOFR would have resulted in an inconsequential increase in interest expense. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Debt Investments
As of June 30, 2026, we held $153.0 million of floating-rate debt investments, which are reported at fair value on our Consolidated Balance Sheet. The floating rates are indexed to the reference rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and six months ended June 30, 2026, a 50 basis point increase or decrease in the reference rates would have resulted in an $0.2 million and $0.3 million increase or decrease, respectively, to income from debt investments.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report, identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of June 30, 2026, we were not involved in any material legal proceedings.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
We are conducting the Private Offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D and/or Regulation S thereunder and applicable state securities laws. The table below details the common shares sold in the Private Offering (primary and distribution reinvestment plan) (dollars are in thousands, except for per share amounts):

Shares Sold Date	Class S	Class D	Class I	Class E	Total	Aggregate Consideration (1)
April 2026	1,885,069	101,853	1,286,942	3,718	3,277,582	$33,539
May 2026	1,270,745	313,479	789,567	311	2,374,102	24,580
June 2026	1,452,493	889,388	1,146,187	1,746	3,489,814	36,107
Total	4,608,307	1,304,720	3,222,696	5,775	9,141,498	$94,226
(1)    Includes upfront selling commissions for Class S and Class D shares of $412.

Share Repurchases
Our Board of Trustees has adopted the Share Repurchase Plan which will commence after the first full fiscal quarter following the initial closing of the Private Offering, whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. Shares repurchased under the Share Repurchase Plan are limited to no more than 3% aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months).
Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our Board of Trustees may modify and suspend the Share Repurchase Plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter will be repurchased on a pro rata basis.
The following table sets forth purchases by the Company of its common shares during the three months ended June 30, 2026:

Period	Total Number of Common Shares Purchased (a)	Average Price per Common Share (b) (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Approximate Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs (3)
June 4, 2026 (1)	236,671	$10.2970	236,671	—
Total	236,671	$10.2970	236,671	—
(1)    Shares that have not been outstanding for at least two years were repurchased at 98% of the repurchase price.
(2)    Repurchase pricing date was April 30, 2026.
(3)     Repurchases are limited as set forth in our Share Repurchase Plan described above. All requests under the Share Repurchase Plan were satisfied.

From Inception through June 30, 2026, 469,814 Class E OP Units in the Operating Partnership were issued to the Special Limited Partners. As of June 30, 2026, the Company has not repurchased any Class E OP Units issued to the Special Limited Partners.
From Inception through June 30, 2026, the Company issued 544,911 Class E shares to the Adviser as payment of management fees. As of June 30, 2026, the Adviser held 545,011 Class E shares, including shares previously purchased by the Adviser. As of June 30, 2026, the Company has not repurchased any Class E shares issued to the Adviser as payment of management fees.
The repurchase of any Class E OP Units held by the Special Limited Partner or Class E shares held by the Adviser acquired as payment of management fees earned by the Adviser occurs outside of our Share Repurchase Plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended June 30, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 6.     EXHIBITS
(b)Exhibits

3.1	Certificate of Trust of the Company, dated April 7, 2025 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on August 8, 2025 and incorporated herein by reference)
3.2	Amended and Restated Declaration of Trust of the Company (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
3.3	Bylaws of the Company (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference)
4.1	Share Repurchase Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference).
4.2	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference).
4.3
Revolving Credit Agreement, dated as of April 1, 2026, among Blue Owl Digital Infrastructure Operating Partnership LP, as the parent, BODIT SPV LLC, as the borrower, Bank of America, N.A. as the administrative agent and the collateral agent, and Bank of America Securities, Inc. as lead arranger and lead bookrunner (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2026, and incorporated herein by reference).

4.4
Membership Interest Purchase Agreement, dated as of May 18, 2026, by and between US GCDC Phase 1 Holdings LLC and NVA11A LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2026, and incorporated herein by reference).

4.5
Loan Agreement, dated as of June 23, 2026, by and among GCDC Purchaser Phase 1 LLC, as borrower, and JPMorgan Chase Bank, National Association and Goldman Sachs Bank USA, as lenders (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2026, and incorporated herein by reference).

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
Date: August 12, 2026