Form 10-Q
period 2026-09-30
Blue Owl Digital Infrastructure Trust
filed 2026-11-06
CIK 2069692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2026, the issuer had the following shares outstanding: 75,473,899 Class S shares, 3,812,267 Class D shares, 45,708,955 Class I shares, and 80,828,384 Class E shares.

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
•risks associated with investing in digital infrastructure and related assets, including but not limited to: customers’ inability to pay rent; increases in interest rates and lack of availability of financing; customer turnover and vacancies; and changes in supply of or demand for similar properties in a given market;
•adverse conditions in the areas where our investments or the properties underlying such investments are located and local real estate conditions;

•the current concentration of our portfolio in certain asset types and geographies, and, as a consequence, the potential substantial impact of adverse economic or business conditions affecting that particular type of asset or geography on our aggregate returns;
•limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to maintain our qualification as a real estate investment trust (a “REIT”), for U.S. federal income tax purposes;
•the lack of a public trading market for our common shares of beneficial interest, par value $0.01 per share (“common shares” or “shares”) and the limitations on disposition of your shares subject to available liquidity and other significant restrictions under our share repurchase plan (the “Share Repurchase Plan”), which provides shareholders with the opportunity to request that we repurchase their shares on a quarterly basis, but does not obligate us to repurchase any shares and maintains that we may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular calendar quarter in our discretion;
•the ability of our Board of Trustees (the “Board” or “Board of Trustees”) to make exceptions to, modify and suspend our Share Repurchase Plan if, in its judgment, it deems such action to be in our best interest;
•the timing, amount, and source of distributions, including how distributions may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds, the sale of our assets, and repayments of our real estate debt investments, and that we have no limits on the amounts we may fund from such sources;
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
For more information regarding these and other risks and uncertainties that we face, refer to Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2026 and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$4,348,405	$3,265,308
Investments in unconsolidated joint ventures	109,306	—
Debt investments	179,063	28,574
Intangible assets, net	602,204	512,783
Cash and cash equivalents	108,941	186,005
Restricted cash	12,640	9,972
Other assets	76,746	23,596
Total assets	$5,437,305	$4,026,238

Liabilities and Equity
Credit facilities, mortgage loans, and notes, net	$2,398,909	$1,801,413
Intangible liabilities, net	946,193	514,404
Due to affiliates	68,364	54,860
Accounts payable and accrued expenses	51,247	40,730
Other liabilities	98,196	16,118
Total liabilities	3,562,909	2,427,525

Redeemable non-controlling interests	10,947	—
Redeemable common shares	9,921	1

Equity
Common shares - Class S, $0.01 par value per share, 74,923,145 and 56,833,906 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	749	568
Common shares - Class D, $0.01 par value per share, 3,805,014 and 2,163,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	38	22
Common shares - Class I, $0.01 par value per share, 45,074,528 and 32,700,920 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	451	327
Common shares - Class E, $0.01 par value per share, 79,782,965 and 70,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	798	700
Additional paid-in capital	1,992,072	1,574,566
Accumulated deficit and cumulative distributions	(165,735)	(12,725)
Accumulated other comprehensive (loss) income	(3,451)	2,845
Total shareholders’ equity	1,824,922	1,566,303
Non-controlling interests	28,606	32,409
Total equity	1,853,528	1,598,712
Total liabilities and equity	$5,437,305	$4,026,238
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Revenues
Rental revenue	$143,357	$333,144
Total revenues	143,357	333,144

Expenses
Rental property operating	65,906	147,226
General and administrative	2,141	8,768
Management fee	4,139	11,334
Performance participation allocation	5,505	15,045
Depreciation and amortization	62,051	173,627
Total expenses	139,742	356,000
Other income (expense)
Income from unconsolidated joint ventures	32	1,757
Interest expense	(36,860)	(89,193)
Interest income	4,178	11,542
Other income, net	16,831	13,213
Total other expense, net	(15,819)	(62,681)
Net loss	(12,204)	(85,537)
Net loss attributable to non-controlling interests	186	1,640
Net loss attributable to ODIT shareholders	$(12,018)	$(83,897)
Net loss per Class S, Class D, and Class I common share - basic	$(0.09)	$(0.54)
Net loss per Class E share - basic	$(0.01)	$(0.31)
Net loss per Class S, Class D, and Class I common share - diluted	$(0.09)	$(0.54)
Net loss per Class E share - diluted	$(0.01)	$(0.31)
Weighted-average Class S, Class D and Class I common shares outstanding, basic	122,350,387	113,560,583
Weighted-average Class E common shares outstanding, basic	80,538,100	73,800,982
Weighted-average Class S, Class D and Class I common shares outstanding, diluted	122,350,387	113,560,583
Weighted-average Class E common shares outstanding, diluted	80,538,100	73,800,982
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statements of Comprehensive Loss
(Dollars in thousands, except per share data)

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Net loss	$(12,204)	$(85,537)
Other comprehensive income (loss):
Loss on derivative instruments	—	(5,061)
Reclassification of derivatives into earnings	252	368
Unrealized loss on AFS debt investments	(1,303)	(1,687)
Other comprehensive loss	(1,051)	(6,380)
Comprehensive loss	(13,255)	(91,917)
Comprehensive loss attributable to non-controlling interests	260	1,724
Comprehensive loss attributable to ODIT shareholders	$(12,995)	$(90,193)
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statements of Changes in Equity
(Dollars in thousands, except per share data)

	Par Value
	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2026	$715	$38	$423	$701	$1,826,510	$(2,473)	$(130,042)	$1,695,872	$29,706	$1,725,578
Common shares issued	30	—	25	97	160,588	—	—	160,740	—	160,740
Offering costs	—	—	—	—	(1,908)	—	—	(1,908)	—	(1,908)
Distribution reinvestment	6	—	4	—	9,248	—	—	9,258	—	9,258
Common share repurchases	(2)	—	(1)	—	(2,498)	—	—	(2,501)	—	(2,501)
Amortization of restricted share grants	—	—	—	—	12	—	—	12	—	12
Net loss (Net loss of $45 allocated to redeemable NCI)	—	—	—	—	—	—	(12,018)	(12,018)	(141)	(12,159)
Other comprehensive loss (Other comprehensive loss of $11 allocated to redeemable NCI)	—	—	—	—	—	(978)	—	(978)	(62)	(1,040)
Distributions declared on common shares ($0.1250 gross per share)	—	—	—	—	—	—	(23,675)	(23,675)	—	(23,675)
Redeemable common share measurement adjustment	—	—	—	—	(216)	—	—	(216)	—	(216)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	35	35
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(407)	(407)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(393)	—	—	(393)	—	(393)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	729	—	—	729	(525)	204
Balance at September 30, 2026	$749	$38	$451	$798	$1,992,072	$(3,451)	$(165,735)	$1,824,922	$28,606	$1,853,528

	Par Value
	Class S Common Shares	Class D Common Shares	Class I Common Shares	Class E Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit and Cumulative Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$568	$22	$327	$700	$1,574,566	$2,845	$(12,725)	$1,566,303	$32,409	$1,598,712
Common shares issued	169	16	116	98	411,112	—	—	411,511	—	411,511
Offering costs	—	—	—	—	(13,325)	—	—	(13,325)	—	(13,325)
Distribution reinvestment	15	—	10	—	24,382	—	—	24,407	—	24,407
Common share repurchases	(3)	—	(2)	—	(4,933)	—	—	(4,938)	—	(4,938)
Amortization of restricted share grants	—	—	—	—	149	—	—	149	—	149
Net loss (Net loss of $143 allocated to redeemable NCI)	—	—	—	—	—	—	(83,897)	(83,897)	(1,497)	(85,394)
Other comprehensive loss (Other comprehensive loss of $13 allocated to redeemable NCI)	—	—	—	—	—	(6,296)	—	(6,296)	(70)	(6,366)
Distributions declared on common shares ($0.4000 gross per share)	—	—	—	—	—	—	(69,113)	(69,113)	—	(69,113)
Redeemable common share measurement adjustment	—	—	—	—	(375)	—	—	(375)	—	(375)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	101	101
Distributions to and redemptions of non-controlling interests	—	—	—	—	—	—	—	—	(1,437)	(1,437)
Redeemable non-controlling interests measurement adjustment	—	—	—	—	(667)	—	—	(667)	—	(667)
Reallocation between additional paid-in capital and non-controlling interests due to changes in ownership	—	—	—	—	1,163	—	—	1,163	(900)	263
Balance at September 30, 2026	$749	$38	$451	$798	$1,992,072	$(3,451)	$(165,735)	$1,824,922	$28,606	$1,853,528

See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Condensed Consolidated Statement of Cash Flows
(Dollars in thousands, except per share data)

Nine Months Ended
September 30, 2026
Cash flows from operating activities:
Net loss	$(85,537)

Adjustments to reconcile net loss to cash provided by operating activities:
Management fee	11,334
Performance participation allocation	15,045
Depreciation and amortization	173,627
Straight-line rent adjustment	(13,163)
Debt extinguishment expense	452
Amortization of debt discount and deferred financing costs	6,497
Amortization of above/below-market lease intangibles	(16,733)
Income from unconsolidated joint ventures	(1,757)
Distribution of earnings from unconsolidated joint ventures	1,607
Amortization of restricted share grants	326
Reclassification of derivatives into income	368
Net gain on derivative instruments not designated as hedges	(13,511)
Change in assets and liabilities:
Increase in other assets	(5,120)
Increase in due to affiliates	6,687
Increase in accounts payable and accrued expenses	5,407
Increase in other liabilities	1,896
Net cash provided by operating activities	87,425

Cash flows from investing activities:
Payments for acquisitions of real estate	(908,854)
Purchase of debt investments	(159,550)
Sale of debt investments	7,845
Investments in unconsolidated joint ventures	(155,458)
Return of capital from investments in unconsolidated joint ventures	46,302
Settlement of derivative contracts	(1,195)
Net cash used in investing activities	(1,170,910)

Cash flows from financing activities:
Proceeds from issuance of common shares	411,511
Payment of distributions to common shareholders	(41,204)
Proceeds from issuance of non-controlling interests	101
Payment of distributions to non-controlling interests	(1,418)
Repurchase of common shares	(4,938)
Borrowings under ABS and CMBS loans	1,240,362
Repayment of ABS and CMBS loans	(650,000)
Proceeds under secured variable funding notes	122,000
Repayment of variable funding notes	(82,578)
Proceeds under secured financings of debt investments	54,491
Proceeds under unsecured credit facility	150,000
Repayment of unsecured credit facility	(150,000)
Payment of deferred financing costs	(39,238)
Net cash provided by financing activities	1,009,089
Net change in cash and cash equivalents and restricted cash	(74,396)

Cash and cash equivalents and restricted cash, beginning of period	195,977
Cash and cash equivalents and restricted cash, end of period	$121,581

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheet
Cash and cash equivalents	$108,941
Restricted cash	12,640
Total cash and cash equivalents and restricted cash	$121,581

Supplemental disclosures:
Interest paid	$82,313
Accrued unpaid amounts for real estate under development	$2,837

Non-cash investing and financing activities:
Issuance of redeemable Class E shares as settlement of the management fee	$9,545
Redeemable non-controlling interest issued as settlement of performance participation allocation	$10,858
Allocation to redeemable non-controlling interest	$667
Allocation to redeemable common shares	$375
Distribution reinvestment	$24,407
Change in accrued distributions	$7,963
Change in accrued distributions for non-controlling interests	$179
Accrued unpaid deferred financing costs	$—
Change in accrued shareholder servicing fees	$6,738
See accompanying Notes to the Condensed Consolidated Financial Statements.

Blue Owl Digital Infrastructure Trust
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
1.    Organization and Nature of the Business
Blue Owl Digital Infrastructure Trust (“we”, “us”, “our”, “ODIT”, and the “Company”) was formed on April 7, 2025 (“Inception”) as a Maryland statutory trust. The Company is the sole general partner of Blue Owl Digital Infrastructure Operating Partnership LP, a Delaware limited partnership (the “OP”, “Operating Partnership” or “ODIT OP”). Substantially all of the Company’s business is conducted through ODIT OP. As of September 30, 2026, ODIT owns 97.9% of ODIT OP. The Company is externally managed by Blue Owl Digital Infrastructure Trust Advisors LLC (“Blue Owl Digital Infrastructure Trust Advisors” or “Adviser”), an affiliate of Blue Owl Capital Inc. (together with any entity that is controlled by, controls, or is under common control with Blue Owl Capital Inc., “Blue Owl” or the “Sponsor”).
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
The Company’s principal business is the acquisition, ownership, financing, and leasing of stabilized, development, and value-add digital infrastructure assets leased to primarily investment-grade and creditworthy customers, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has one operating segment and one reportable segment as of September 30, 2026. See Note 15 - Segment Reporting for additional information.
As of September 30, 2026, the Company owned 12 digital infrastructure assets, interests in two unconsolidated joint ventures, and debt investments consisting of commercial mortgage-backed securities (“CMBS”). See Note 5 - Investments in Unconsolidated Joint Ventures and Note 6 - Debt Investments for additional information.
On December 1, 2025, the Company commenced the offering of its common shares through a continuous private placement offering (“Private Offering”) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation D, or Regulation S thereunder and applicable state securities law. As of September 30, 2026, the Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class D shares, Class I shares, and Class E shares), each with a par value of $0.01 per common share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, Class S, Class D, and Class I shares have the same economic and voting rights. Class E shares have the same voting rights; however, the Company does not pay a management fee or performance participation allocation with respect to the Class E shares. The initial purchase price for shares sold through the Private Offering was $10.00 per share. The Company conducts monthly closings and sells shares at the net asset value (“NAV”) per share as of the last calendar day of the immediately preceding month, as determined using the valuation methodology recommended by the Adviser and approved by the audit committee of the Board of Trustees, plus applicable fees and commissions. The NAV per share is calculated on a fully diluted basis. NAV may differ from the values of our real estate assets as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

2.    Summary of Significant Accounting Policies and Estimates
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements and notes have been prepared in accordance with GAAP for interim financial information as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). The condensed consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, and investments in which the Company has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the results for the interim periods presented. ODIT was formed on April 7, 2025 and commenced principal operations on December 1, 2025, and accordingly, there were no operations during the three or nine months ended September 30, 2025. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 11, 2026.
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
When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected the fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions and distributions. Equity method investments for which the Company has elected the FVO are initially recorded at fair value and subsequently adjusted for the Company’s pro-rata share of the changes in fair value.
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

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026. Inherent in such estimates and judgments relating to future cash flows, which include the Company’s interpretation of current economic indicators and market valuations, are assumptions about the Company’s strategic plans with regard to its operations. Actual results could differ materially from those estimates.
Rental Revenue
The Company’s primary source of revenues is rental revenue, which consists of fixed contractual base rent arising from leases, all of which are classified as operating leases. The Company has elected the non-separation practical expedient for lessors and presents both base rent and tenant reimbursements as a single rental revenue line item in accordance with ASC 842, Leases. Revenues under operating leases that are deemed probable of collection are recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. The Company records certain expenses on a gross basis as the Company pays for such expenses directly and is subsequently reimbursed by the customer. These reimbursements are recorded in rental revenue when incurred. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Base rent arising from leases at our properties is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. Rental revenue also includes the impact of lease incentives. Tenant improvements are evaluated to determine ownership for accounting purposes, and amounts determined to be lease incentives are amortized as a reduction of revenue over the lease term.
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
Investments in Unconsolidated Joint Ventures
The Company has elected the FVO for its investments in unconsolidated joint ventures, as this election aligns the accounting for GAAP and the calculation of monthly NAV for these investments. The Company therefore reports these investments at fair value in Investments in unconsolidated joint ventures on the Condensed Consolidated Balance Sheets. Changes in the fair value of equity method investments under the FVO are recorded as Income from unconsolidated joint ventures in the Condensed Consolidated Statements of Operations. The Company’s investments in unconsolidated joint ventures may include promote structures, put or call options, or other similar rights related to the transfer of ownership interests to third parties. Accordingly, the actual returns realized may differ from the carrying value of such investments.
Distributions received from equity method investments are classified using the nature of distributions approach. Distributions received are classified based on the nature of the activity or activities that generated the distributions as a return on the investment, which are classified as cash inflows from operating activities, or a return of capital, which are classified as cash inflows from investing activities. Investments made for equity method investments are classified as cash outflows from investing activities in the Condensed Consolidated Statements of Cash Flows.

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
Valuation of assets and liabilities measured at fair value
The Company’s debt investments and investments in unconsolidated joint ventures are reported at fair value. As of September 30, 2026, the Company’s debt investments reported at fair value consisted of CMBS.
In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades, or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate debt generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable. When readily available market quotations are not available, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. Refer to Note 6 - Debt Investments for additional details.
The Company has elected the FVO for its investments in unconsolidated joint ventures and therefore, reports these investments at fair value. The Company estimates the fair market value of these investments based on its pro-rata share of the investments’ equity at fair value. The investments’ underlying investments and debt are valued on a recurring basis using unobservable inputs (Level 3 inputs). The fair value of the underlying investments and debt is determined by discounting the future contractual cash flows to the present value using current market interest rates.
The Company’s derivative financial instruments are reported at fair value and consist of interest rate hedging derivatives. The calculation of the fair value of derivative instruments is complex and different inputs in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included in our financial statements. The fair values of the Company’s interest rate contracts were estimated using advice from a third-party derivative specialist, based on cash flows and observable inputs consisting primarily of yield curves and credit spreads (Level 2 inputs). Refer to Note 9 - Derivative Financial Instruments.

The following table details the Company’s assets measured at fair value on a recurring basis:

	September 30, 2026			December 31, 2025
	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Investments in unconsolidated joint ventures	$—	$109,306	$109,306	$—	$—	$—
Debt investments	179,063	—	179,063	28,574	—	28,574
Interest rate derivatives (1)	13,511	—	13,511	3,881	—	3,881
Total	$192,574	$109,306	$301,880	$32,455	$—	$32,455
(1)     Included within Other assets within the Condensed Consolidated Balance Sheet.

The following table details the Company’s assets measured at fair value on a recurring basis using Level 3 inputs:

	Investments in Unconsolidated Joint Ventures	Total Assets
Balance as of December 31, 2025	$—	$—
Purchases	155,458	155,458
Distributions received	(47,909)	(47,909)
Included in net income
Income from unconsolidated joint ventures measured at fair value	1,757	1,757
Balance as of September 30, 2026	$109,306	$109,306
Valuation of assets measured at fair value on a nonrecurring basis
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter and when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. The Company did not record impairment expense during the nine months ended September 30, 2026.
Valuation of liabilities not measured at fair value
As of September 30, 2026 and December 31, 2025, the fair value of the Company’s secured asset-backed securities (“ABS”) and CMBS loans, variable funding notes, credit facility, and secured financings of debt investments was $38,412 below and $509 below carrying value, respectively. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. Fair value information pertaining to debt is provided in Note 8 - Debt.
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
The Company calculates net loss for the calculation of earnings per share for Class S, Class D, Class I, and Class E shares by allocating net loss before management fee and performance participation allocation to Class S, Class D, Class I, and Class E shares on a pro rata basis, before allocating the management fee and performance participation allocation to Class S, Class D, and Class I shares on a pro rata basis.
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
Redeemable Class E shares issued to the Adviser as payment for management fees and incentive compensation awards of OP Units to certain employees of the Adviser are included in our calculation of diluted earnings per common and Class E shares when their effect is dilutive.
Share-Based Compensation
We compensate each of our non-employee trustees on the Board who is not affiliated with Blue Owl with an annual retainer of restricted Class E shares as part of their compensation for services on the Board. We recognize compensation expense related to share-based awards to our independent trustees in our condensed consolidated financial statements based on the fair value of the award on the date of grant.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company considers the applicability and impact of all accounting standards and pronouncements issued by the FASB. Accounting standards and pronouncements not yet adopted were assessed and determined to be either not applicable or expected to have minimal impact on the Company’s results of operations, financial position, and cash flows.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the presentation or structure of the income statement, or change or remove existing disclosure requirements; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of ASU 2024-03 is to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 apply to all PBEs, including entities that file or furnish financial statements with the SEC, inclusive of brokers and dealers in securities and voluntary filers. However, the amendments do not apply to private companies, not-for-profit entities, and employee benefit plans. The ASU should be adopted prospectively; however, retrospective adoption is permitted. The ASU is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a VIE. The ASU is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VOE. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the adoption date. The Company is currently assessing the impact of adopting the standard on the Company’s financial statement disclosures.

3.     Acquisitions and Dispositions
On June 23, 2026, the Company acquired a data center facility for an aggregate purchase price of $862,865. The following table sets forth the acquisition value, number of assets, and total rentable capacity of the acquired assets:

	Nine Months Ended September 30, 2026
Property Type	Acquisition Value	Number of Properties	Capacity (in Megawatts)
Digital Infrastructure	$862,865	1	72
Total	$862,865	1	72

The following table details the purchase price allocation for the property acquired during the nine months ended September 30, 2026:

Buildings, infrastructure, and improvements	$1,053,273
Land and land improvements	96,819
Furniture, fixtures and equipment	1,182
In-place lease intangibles	107,394
Other lease intangibles	61,313
Below-market lease intangible liabilities	(456,169)
Total purchase price	$863,812
Working capital accounts (1)	(947)
Net purchase price	$862,865
(1)Includes purchase price adjustments recorded during the period for the settlement of final prorations.

4.    Investments in Real Estate, net
Investments in real estate, net consisted of the following:

	September 30, 2026	December 31, 2025
Buildings, infrastructure, and building improvements	$3,998,060	$2,864,688
Land and land improvements	386,711	289,892
Customer improvements	65,717	43,818
Furniture, fixtures, and equipment	6,033	2,612
Construction in process	3,876	74,302
Total	4,460,397	3,275,312
Accumulated depreciation	(111,992)	(10,004)
Investments in real estate, net	$4,348,405	$3,265,308
During the nine months ended September 30, 2026, $109,941 of construction in process was placed into service to buildings, infrastructure, and building improvements. This increase was partially offset by $7,040 of purchase price adjustments recorded during the period for the settlement of final prorations and transaction costs, including transfer taxes, related to the prior acquisition of 11 data center assets (the “Initial Portfolio”).
As of September 30, 2026, the total rentable capacity of the Company was 235 megawatts, of which 99.7% was leased.

5.    Investments in Unconsolidated Joint Ventures
As of September 30, 2026, the Company owns interests in two unconsolidated joint ventures with third parties, each accounted for under the FVO. The Company did not have any investments in unconsolidated joint ventures as of December 31, 2025. The following table details the Company’s investments as of September 30, 2026:

Investment	Number of Investments	Number of Properties	Ownership Percentage	Carrying Amount of Investments	Income from Investments
Unconsolidated joint ventures accounted for under the FVO
Debt investments	1	—	40.0%	$150	$1,757
Data centers	1	1	16.0%	109,156	—
Total unconsolidated joint ventures accounted for under the FVO	2	1		$109,306	$1,757
During the nine months ended September 30, 2026, the principal on the unconsolidated joint venture’s debt investment and its associated secured financing were repaid, and the Company received its pro rata share of the net proceeds. As of September 30, 2026, the unconsolidated debt investment joint venture held cash.
On September 21, 2026, the Company contributed cash consideration of $109,156 in exchange for a 16.0% interest in SI SNM01B Aggregator JV LLC (“Miner JV”). Miner JV was formed to fund the development of a data center property in New Mexico.

6.    Debt Investments
As of September 30, 2026 and December 31, 2025, the Company’s debt investments consisted of CMBS, which are detailed in the following tables:

	September 30, 2026
Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	2/17/2042	$180,095	$180,750	$179,063

	December 31, 2025
Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	5/19/2043	$28,388	$28,574	$28,574

(1)The term Secured Overnight Financing Rate (“SOFR”) refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.

The following table details the credit rating of the Company’s debt investments:

	September 30, 2026			December 31, 2025
Credit Rating	Cost Basis	Fair Value	Percentage Based on Fair Value	Cost Basis	Fair Value	Percentage Based on Fair Value
AAA	$15,095	$14,938	8%	$—	$—	—%
A-	27,565	27,194	15%	12,224	12,224	43%
BBB+	4,245	4,161	2%	—	—	—%
BBB	5,271	5,268	3%	5,272	5,272	18%
BBB-	37,084	36,862	21%	11,078	11,078	39%
BB+	6,131	6,115	3%	—	—	—%
BB	9,222	9,294	5%	—	—	—%
BB-	64,196	63,290	36%	—	—	—%
B+	11,941	11,941	7%	—	—	—%
Total	$180,750	$179,063	100%	$28,574	$28,574	100%
The following table provides the activity for the debt investments for the nine months ended September 30, 2026:

	Amortized Cost Basis	Gain/(Loss)	Fair Value
Debt investments as of December 31, 2025	$28,574	$—	$28,574
Face value of debt investments acquired	159,550	—	159,550
Sale of debt investments	(7,845)	—	(7,845)
Realized gain on sale of debt investments	1	—	1
Interest income associated with debt investments	470	—	470
Unrealized loss on debt investments	—	(1,687)	(1,687)
Debt investments as of September 30, 2026	$180,750	$(1,687)	$179,063

7.    Intangibles
The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets and liabilities consisted of the following:

		September 30, 2026			December 31, 2025
	Weighted average life (years)	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net	Intangible lease assets, gross	Accumulated amortization	Intangible lease assets, net
Intangible lease assets
In-place lease intangibles	8.0	$442,769	$(59,432)	$383,337	$335,375	$(6,342)	$329,033
Acquired above-market leases	5.9	58,472	(8,496)	49,976	58,472	(850)	57,622
Other lease intangibles	5.5	189,532	(20,641)	168,891	128,219	(2,091)	126,128
Total intangible lease assets	7.1	$690,773	$(88,569)	$602,204	$522,066	$(9,283)	$512,783

	Weighted average life (years)	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net	Intangible lease liabilities, gross	Accumulated amortization	Intangible lease liabilities, net
Intangible lease liabilities
Acquired below-market leases	13.7	$972,703	$(26,510)	$946,193	$516,534	$(2,130)	$514,404
Total intangible lease liabilities	13.7	$972,703	$(26,510)	$946,193	$516,534	$(2,130)	$514,404

Amortization expense related to the intangible lease assets for the three months ended September 30, 2026 was $23,814, of which $21,265 and $2,549 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. Amortization expense related to the intangible lease assets for the nine months ended September 30, 2026 was $79,286, of which $71,639 and $7,647 is included in Depreciation and amortization and Rental revenue, respectively, within the Condensed Consolidated Statements of Operations. The amount included in Rental revenue is related to acquired above-market leases.
Amortization expense related to the intangible liabilities for the three and nine months ended September 30, 2026 was $11,175 and $24,380, respectively. The amount relates to acquired below-market leases and is included in Rental revenue within the Condensed Consolidated Statements of Operations.
The estimated future amortization on the Company’s intangible assets and liabilities for each of the next five years and thereafter as of September 30, 2026 is as follows:

	In-place lease intangibles	Acquired above-market leases	Other lease intangible assets	Acquired below-market leases
2026 (remaining)	$11,511	$2,549	$5,545	$(11,175)
2027	35,379	8,455	20,763	(44,480)
2028	27,379	6,178	19,943	(43,463)
2029	23,745	5,199	18,555	(43,064)
2030	21,151	4,005	16,316	(41,887)
2031	16,753	2,559	14,011	(40,351)
Thereafter	247,419	21,031	73,758	(721,773)
Total	$383,337	$49,976	$168,891	$(946,193)

8.    Debt
Our consolidated indebtedness currently consists of borrowings under our secured ABS and CMBS loans, variable funding notes, an unsecured credit facility, and secured financings of debt investments. Borrowings under our non-recourse ABS and CMBS loans and variable funding notes are backed by the security interests in the right, title, and interest of the underlying properties, as well as the leases and related contracts, including first mortgages on each of those properties, and certain of our indebtedness is cross-collateralized. The following table details the indebtedness of the Company:

				Principal Balance Outstanding
Indebtedness	Weighted Average Interest Rate (1)	Weighted Average Maturity Date (2) (3)	Maximum Facility Size	September 30, 2026	December 31, 2025
Credit facilities, mortgage loans, and notes
Secured ABS and CMBS loans (4)	5.40%	5/26/2030	N/A	$2,379,100	$1,775,000
Secured variable funding notes (5)	S+ 1.75%	5/27/2028	$200,000	70,000	30,578
Unsecured credit facility	S+ 1.95%	4/1/2031	$750,000	—	—
Deferred financing costs, net				(35,789)	—
Discount on debt, net				(14,402)	(4,165)
Total credit facilities, mortgage loans, and notes, net				$2,398,909	$1,801,413

Secured financings of debt investments
Secured financings of debt investments	S+ 1.02%	10/29/2026	N/A	54,491	$—
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
(5)The maturity date of May 27, 2028 excludes the impact of certain extension options.

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
On June 23, 2026, the Company, through a wholly owned subsidiary, entered into a $559,100 secured mortgage loan (the “CMBS Facility”) with JPMorgan Chase Bank, National Association and Goldman Sachs Bank USA in connection with the acquisition of a data center property. The CMBS Facility is secured primarily by a mortgage on the property and bears interest at a weighted-average fixed rate of approximately 5.46% per annum. The CMBS Facility has an anticipated repayment date in July 2031. Following the anticipated repayment date, the interest rate is subject to adjustment in accordance with the terms of the agreement. The CMBS Facility is pre-payable in whole or in part, subject to a yield maintenance premium if prepayment occurs prior to January 9, 2031. As of September 30, 2026, the outstanding principal balance on the CMBS Facility was $559,100.
Secured Variable Funding Notes
On June 12, 2026, Stack Infrastructure Issuer, LLC, an indirect wholly-owned subsidiary of the Company, amended its existing secured variable funding notes agreement and increased its aggregate borrowing capacity by $100,000 to $200,000. As of September 30, 2026, the Company had $70,000 of outstanding borrowings, $12,500 of letters of credit issued, and a weighted-average interest rate on outstanding borrowings of 5.71%.
Unsecured Credit Facility
On April 1, 2026, BODIT SPV LLC, a wholly owned subsidiary of ODIT OP, entered into a $200,000 unsecured credit facility with Bank of America, N.A., as administrative agent, including a letter of credit sublimit of $100,000. The facility may be increased up to $3,000,000, subject to certain conditions. During the nine months ended September 30, 2026, the Company increased its capacity on the unsecured credit facility from $200,000 to $750,000.

The facility matures on April 1, 2030, with a one-year extension option at the borrower’s election. Borrowings bear interest at either Adjusted Term SOFR plus an applicable margin or an alternate base rate plus an applicable margin. As of September 30, 2026, the Company had no outstanding borrowings under the credit facility, with $30,000 of letters of credit issued.
Secured Financings of Debt Investments
On June 30, 2026, the Company, through a wholly owned subsidiary, entered into a master repurchase agreement (the “MRA”) with Société Générale. The MRA provides an uncommitted framework for repurchase transactions collateralized by certain of the Company’s CMBS investments. The terms of the MRA provide the lender the ability to determine the size and terms of the financing provided based upon the particular collateral pledged by the Company, and may require the Company to provide additional collateral in the form of cash if the market value of such financed investment declines. The MRA has no set maturity date, with terms set on a trade-by-trade basis, and each borrowing having an initial term of three months. The Company has the option to continuously extend the maturity of outstanding balances for additional one to six month terms upon each interim maturity date. As of September 30, 2026, the Company had $54,491 principal balance outstanding under the MRA. The Company’s secured financings of debt investments are included within Other liabilities on the Company’s Condensed Consolidated Balance Sheet.
Financial Covenants
The Company is subject to various financial and operational covenants under certain of its secured ABS and CMBS loans, variable funding notes, and credit facility. These covenants require the Company to maintain certain financial ratios, which include leverage, debt service coverage, and liquidity thresholds, among others. As of September 30, 2026, the Company believes it was in compliance with all of its financial covenants that could result in a default under such agreements.
Aggregate Maturities
The following table details the future principal payments due under the Company’s outstanding third-party borrowings as of September 30, 2026:

Year	Amount
2026 (remaining)	$54,491
2027	—
2028	610,000
2029	240,000
2030	345,000
2031	1,254,100
Thereafter	—
Total	$2,503,591

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
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swaps will be reclassified to interest expense as forecasted interest payments are made on the Company’s secured ABS and CMBS loans. Refer to Note 2 - Summary of Significant Accounting Policies and Estimates for additional detail.
Interest Rate Contracts
Certain of the Company’s forecasted financing transactions expose the Company to interest rate risks, which include exposure to variable interest rates on certain secured ABS and CMBS loans secured by the Company’s data center properties. The Company uses derivative financial instruments to minimize the risks and/or costs associated with the Company’s financing and to limit the Company’s exposure to the future variability of interest rates. To mitigate this risk, the Company enters into derivative financial instruments with counterparties it believes to have appropriate credit ratings and that are major financial institutions with which the Company and its affiliates may also have other financial relationships.
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
On May 19, 2026, the Company entered into a treasury lock agreement designated as a cash flow hedge to fix the five-year Treasury rate at 4.37% for $540,000 of notional value related to its CMBS loans secured by the data center acquired during the nine months ended September 30, 2026. The treasury lock agreement was terminated on June 11, 2026 and settled on June 30, 2026. Additionally, during the nine months ended September 30, 2026, the Company entered into two interest rate swaps with notional values of $287,500 and $347,500 and strike prices of 4.05% and 3.95%, respectively, to manage exposure to interest rate movements on financing expected for future acquisitions. These interest rate swaps do not qualify for hedge accounting as the Company may terminate the swap contracts if these acquisitions do not occur.
The following table details the Company’s outstanding derivatives:

			Notional Amount
Financial Instruments	Number of Instruments	Weighted Average Maturity Date	September 30, 2026	December 31, 2025
Derivatives Designated as Hedging Instruments
Interest rate swaps	N/A	N/A	$—	$600,000
Derivatives Not Designated as Hedging Instruments
Interest rate swaps	2	3/20/2032	$635,000	$—
Total			$635,000	$600,000
The fair value of the Company’s derivative financial instruments included in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 is detailed below.

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate swaps	Other assets	$—	$3,881
Total		$—	$3,881

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate swaps	Other assets	$13,511	$—
Total		$13,511	$—

The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Condensed Consolidated Statements of Operations during the three months ended September 30, 2026:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Interest rate swaps	$—	Interest expense	$(252)
Total	$—		$(252)

The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Interest rate swaps	$(5,061)	Interest expense	$(368)
Total	$(5,061)		$(368)
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations during the three months ended September 30, 2026:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	September 30, 2026
Interest rate swaps	Other income (expense)	$16,754
Total		$16,754
The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	September 30, 2026
Interest rate swaps	Other income (expense)	$13,511
Total		$13,511

10.    Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

	September 30, 2026	December 31, 2025
Accrued ongoing servicing fees	$41,176	$34,438
Accrued management fees	2,784	995
Performance participation allocation	5,505	1,319
Advanced organization and offering costs	11,410	7,584
Transaction prorations	—	7,421
Other advanced expenses (1)	1,362	—
Other expenses	6,127	3,103
Total	$68,364	$54,860
________________
(1)Includes salaries and other invoices paid by the Adviser on behalf of and subsequently reimbursed by the Company.
Ongoing Servicing Fees
The Company accrues ongoing servicing fees payable to Blue Owl Securities LLC (the “Dealer Manager”), for ongoing services rendered to holders of Class S and Class D shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of the respective outstanding class of shares. The ongoing servicing fees are paid monthly in arrears.
Accrued Management Fees
The Company pays the Adviser a management fee equal to 1.25% of NAV for Class S shares, Class D shares, and Class I shares per annum payable monthly for services rendered related to ongoing operations of ODIT pursuant to the advisory agreement by and among the Company, the Operating Partnership and the Adviser (the “Advisory Agreement”). Additionally, to the extent that ODIT OP issues OP Units to parties other than the Company, ODIT OP will pay the Adviser a management fee equal to 1.25% of the NAV of Class S OP Units, Class D OP Units, and Class I OP Units not held by us per annum payable monthly.
The management fee may be paid, at the Adviser’s election, in cash, Class E shares, or Class E OP Units. To date, the Adviser has elected to receive the management fee in the Class E shares, resulting in a non-cash expense. The Adviser has the ability to redeem its Class E shares issued for payment of management fees and the Initial Capitalization for cash at its election. Therefore, the Company has classified these Class E shares as Redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheet. As of September 30, 2026, 913,432 redeemable common shares related to payment of management fees remained outstanding. There were no such shares outstanding as of December 31, 2025. See Note 12 - Equity and Non-Controlling Interest for additional information.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Advisory Agreement, BODI Trust Carry LP, a Delaware limited partnership, and Blue Owl Digital Infrastructure Trust Carry LLC, a Delaware limited liability company (collectively, the “Special Limited Partners”) hold a performance participation allocation in ODIT OP that entitles them to receive an allocation of ODIT OP’s total return. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Advisory Agreement. Under the ODIT OP agreement, the Special Limited Partners are entitled to an allocation from ODIT OP with respect to the Class S OP Units, Class D OP Units, and Class I OP Units equal to 12.5% of total return, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation allocation is measured on a calendar year basis and is paid quarterly in Class E OP Units, Class E shares, or cash, at the election of the Special Limited Partners. As the performance participation allocation is associated with the performance of services rendered by the Adviser, and the Special Limited Partners are only entitled to the performance participation allocation provided that the Advisory Agreement has not been terminated, the Company accounts for the performance participation allocation as an expense in its Condensed Consolidated Statements of Operations. Because the Special Limited Partners have the ability to redeem their Class E OP Units for Class E shares in the Company or cash at their election, the Company classifies these Class E OP Units as Redeemable Non-controlling Interest in mezzanine equity on the Company’s Condensed Consolidated Balance Sheet.

As of September 30, 2026, 1,032,183 redeemable Class E OP Units remained outstanding. As of December 31, 2025, the Company had not issued any Class E OP Units as payment to the Special Limited Partners. See Note 12 - Equity and Non-Controlling Interest for additional information.
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
Transaction Prorations
Pursuant to the transaction described in Note 4 - Investments in Real Estate, net, the purchase agreement provided for closing and post-closing adjustments, with any amounts owed by one party to the other settled in the ordinary course pursuant to the agreement’s post‑closing adjustment procedures. As of December 31, 2025, the Company owed $7,421 to certain funds managed by affiliates of Blue Owl for customary post-closing proration adjustments to working capital related to the acquisition of the Initial Portfolio, which were settled during the nine months ended September 30, 2026.
Other Expenses
The Company engages an affiliate of the Adviser, STACK Infrastructure, Inc. (“STACK Inc.”), to provide site management and administrative services. The management agreement with STACK Inc. provides for a 3% management fee on base rent collected on STACK Inc. operated data centers, as well as a facility maintenance fee for onsite security and personnel required to maintain the data centers (collectively, “Property Management Fees”). During the three and nine months ended September 30, 2026, the Company incurred $9,503 and $24,850 in Property Management Fees, respectively, which are included within Rental property operating expenses on the Condensed Consolidated Statements of Operations. In addition, STACK Inc. may earn commissions for executing new leases with customers. During the nine months ended September 30, 2026, STACK Inc. earned $825 of leasing commissions, which are capitalized in Other assets on the Condensed Consolidated Balance Sheets.
Common Shares Held by Affiliates
As of September 30, 2026 and December 31, 2025, ODIT affiliates and their employees owned 80,696,498 and 70,000,100 Class E shares, and 1,620,225 and 588,042 Class E OP Units, respectively, including shares held by other funds managed by the Adviser and its affiliates. The aggregate amount of Class E shares owned by ODIT affiliates and their employees was $876,390 and $705,944, respectively, based on the NAV per share/unit as of September 30, 2026 and December 31, 2025. The aggregate amount of Class E OP Units owned by ODIT affiliates and their employees was $17,596 and $5,930, respectively, based on the NAV per share/unit as of September 30, 2026 and December 31, 2025. From Inception through September 30, 2026, the Adviser and its affiliates did not submit any Class E shares or Class E OP Units for repurchase.
Other Fees Paid to Affiliates
One or more affiliates of the Dealer Manager (“Blue Owl Capital Markets”) may provide a broad range of financial services to the Company, including strategic and capital markets advisory services related to mergers and acquisitions, development projects, refinancings, and capital raising activities. Blue Owl Capital Markets may also participate in underwriting and lending syndicates of financings borrowed by the Company. During the nine months ended September 30, 2026, the Company paid $6,853 to Blue Owl Capital Markets for underwriting services, which was capitalized as deferred financing costs in Credit facilities, mortgage loans, and notes, net within the Condensed Consolidated Balance Sheet. No such fees were paid for the period from Inception through December 31, 2025.

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
The following table details the components of operating lease income from leases in which the Company is the lessor.

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Base rent (1)	$81,575	$199,448
Straight-line rental revenue, net (2)	6,394	13,163
Variable lease payments (3)	46,762	103,800
Amortization of above/below-market lease intangibles	8,626	16,733
Total Rental revenue	$143,357	$333,144
__________________
(1)Base rent consists of fixed lease payments.
(2)Represents lease income related to the excess of straight-line rental revenue over fixed lease payments and amortization of prepaid rent.
(3)Consists of reimbursement of common area maintenance (“CAM”), real estate taxes, and utilities.

The following table presents the undiscounted future minimum rents the Company expects to receive for its properties classified as operating leases as of September 30, 2026.

Year	Future Minimum Rents
2026 (remaining)	$72,597
2027	278,476
2028	269,847
2029	264,346
2030	249,100
2031	219,554
Thereafter	1,353,961
Total	$2,707,881
12.    Equity and Non-Controlling Interest
Authorized Capital
As of September 30, 2026, the Company had the authority to issue an unlimited number of preferred shares and four classes of common shares including Class S shares, Class D shares, Class I shares, and Class E shares. Each class of common shares and preferred shares has a par value of $0.01. The Board of Trustees has the ability to establish the preferences and rights of each class of common shares or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers, and rights senior to the rights of holders of common shares. The differences among the common share classes relate to upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, Class S, Class D, and Class I shares have the same economic and voting rights. Class E shares have the same voting rights; however, the Company does not pay a management fee or performance participation allocation with respect to the Class E shares.

Common Shares
The following tables detail the movement in the Company’s outstanding common shares:

	Three Months Ended September 30, 2026
	Class S	Class D	Class I	Class E	Total
June 30, 2026	71,486,981	3,783,157	42,278,363	70,140,239	187,688,740
Common shares issued	3,031,423	—	2,578,040	9,641,679	15,251,142
Distribution reinvestment	543,318	21,857	318,499	1,047	884,721
Common shares repurchased	(138,577)	—	(100,374)	—	(238,951)
September 30, 2026	74,923,145	3,805,014	45,074,528	79,782,965	203,585,652

	Nine Months Ended September 30, 2026
	Class S	Class D	Class I	Class E	Total
December 31, 2025	56,833,906	2,163,000	32,700,920	70,000,000	161,697,826
Common shares issued	16,889,492	1,597,062	11,724,200	9,780,761	39,991,515
Distribution reinvestment	1,474,141	44,952	850,636	2,204	2,371,933
Common shares repurchased	(274,394)	—	(201,228)	—	(475,622)
September 30, 2026	74,923,145	3,805,014	45,074,528	79,782,965	203,585,652
Redeemable Common Shares
In connection with the Initial Capitalization and the Company’s payment of management fees, the Adviser holds Class E redeemable common shares. See Note 10 - Related Party Transactions for further details on management fees. The following table details the redeemable common shares activity for the nine months ended September 30, 2026:

Nine Months Ended
September 30, 2026
Balance, beginning of period	$1
Issuance of Class E redeemable common shares (1)	9,545
Fair value allocation (2)	375
Balance, end of period	$9,921
(1)    During the nine months ended September 30, 2026, the Company issued 913,432 Class E redeemable common shares to the Adviser as payment of management fees at the respective NAV per share.
(2)     The redeemable common shares are recorded at the greater of (i) their issuance amount or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period.

Share and Unit Repurchases
The Company adopted a share repurchase plan, whereby, subject to certain limitations, shareholders may request, on a quarterly basis, that the Company repurchase all or any portion of their shares. The repurchase price per share will generally be equal to the NAV per share as of the last calendar day of the first month of the applicable calendar quarter, except that, subject to certain exceptions, shares that have not been outstanding for at least two years will be repurchased at 98% of the repurchase price (“Early Repurchase Deduction”). The aggregate NAV of total repurchases of Class S, Class D, Class I, and Class E shares (including repurchases by certain “fund of fund” vehicles and certain U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 3% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the preceding three months for which NAV is available). Shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares and may submit such repurchase requests beginning after the start of the second month of the applicable calendar quarter. The Early Repurchase Deduction does not apply to shares acquired through the distribution reinvestment plan or to repurchases of common shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company. In addition, the Company may not apply the Early Repurchase Deduction to certain “fund of fund” or feeder vehicles or their respective underlying investors.

Other than as described for Redeemable Common Shares and Redeemable Non-Controlling Interests, the Company is not obligated to repurchase any shares and could choose to repurchase fewer shares than were requested to be repurchased, or none at all. Further, the Board may modify and suspend the Share Repurchase Plan if it deems such action to be in the Company’s best interest and the best interest of its shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any particular calendar quarter, shares repurchased during such calendar quarter would be repurchased on a pro-rata basis.
The following table details the number and value of common shares repurchased for cash during the three and nine months ended September 30, 2026:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Number of common shares repurchased	238,951	475,622
Value of common shares repurchased	$2,501	$4,938
The Company had no unfulfilled repurchase requests during the three and nine months ended September 30, 2026.
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
The following table details the aggregate distributions declared for each applicable class of common shares for the three months ended September 30, 2026:

	Three Months Ended September 30, 2026
	Class S	Class D	Class I	Class E
Aggregate gross distributions declared per common share	$0.1250	$0.1250	$0.1250	$0.1250
Shareholder servicing fee per common share	(0.0225)	(0.0066)	—	—
Net distributions declared per common share	$0.1025	$0.1184	$0.1250	$0.1250
The following table details the aggregate distributions declared for each applicable class of common shares for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Class S	Class D	Class I	Class E
Aggregate gross distributions declared per common share	$0.4000	$0.4000	$0.4000	$0.4000
Shareholder servicing fee per common share	(0.0723)	(0.0213)	—	—
Net distributions declared per common share	$0.3277	$0.3787	$0.4000	$0.4000
There were no distributions declared during the period from Inception through December 31, 2025.
Redeemable Non-controlling Interest
In connection with their performance participation allocation, the Special Limited Partners have elected to receive payment in Class E OP Units. See Note 10 - Related Party Transactions for further details of the Special Limited Partners’ performance participation allocation.

The following table details the redeemable non-controlling interest activity for the nine months ended September 30, 2026:

Nine Months Ended
September 30, 2026
Balance, beginning of period	$—
Settlement of prior performance participation allocation (1)	10,858
Net loss allocation	(143)
Other comprehensive loss allocation	(13)
Distributions	(159)
Fair value allocation (2)	667
Reallocation between additional paid-in capital and non-controlling interests due to changes in ODIT OP ownership	(263)
Balance, end of period	$10,947
(1)    During the nine months ended September 30, 2026, the Company issued 1,032,183 Class E OP Units to the Special Limited Partners, as payment of performance participation allocation at the respective NAV per unit.
(2)    Redeemable Non-controlling Interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of GAAP net income or loss and distributions, or (ii) their redemption value, which is equivalent to the fair value of such interests at the end of each measurement period.

As of September 30, 2026, no Class E OP Units had been redeemed for cash or exchanged for Class E shares in the Company.
Share-Based Compensation
During the nine months ended September 30, 2026, the Company awarded independent members of the Board of Trustees 20,103 restricted Class E shares. The restricted Class E shares are subject to a vesting period of approximately 12 months. The following table details the total share-based compensation expense incurred by the Company during the three and nine months ended September 30, 2026:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Share-based compensation expense (1)	$91	$326
(1)    Included within General and administrative expenses in the Condensed Consolidated Statements of Operations.
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
The Company has made investments in a joint venture to construct data center assets in a build-to-suit arrangement. As of September 30, 2026, the estimated future commitments of the Company to complete the construction of the assets are $15,947.
The Company has assets that require periodic investments of capital for customer-related capital expenditures and for general capital improvements. From time to time, in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. As of September 30, 2026, the Company had open commitments related to construction projects of approximately $10,785.

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
Our calculation of basic net loss per Class S, Class D, and Class I share and per Class E share for the three and nine months ended September 30, 2026 is presented in the table below:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Total	Class S, Class D, and Class I Shares	Class E Shares	Total	Class S, Class D, and Class I Shares	Class E Shares
Net loss	$(12,204)	$(11,473)	$(731)	$(85,537)	$(62,369)	$(23,168)
Net loss attributable to non-controlling interests	186	141	45	1,640	1,343	297
Net loss attributable to ODIT	$(12,018)	$(11,332)	$(686)	$(83,897)	$(61,026)	$(22,871)

Net loss attributable to dilutive OP units	—	—	—	—	—	—
Net loss attributable to ODIT - dilutive	$(12,018)	$(11,332)	$(686)	$(83,897)	$(61,026)	$(22,871)

Weighted average number of common shares outstanding - basic	202,888,487	122,350,387	80,538,100	187,361,565	113,560,583	73,800,982
Effect of dilutive unvested grants of restricted Class E shares	—	—	—	—	—	—
Effect of dilutive OP units	—	—	—	—	—	—
Weighted average number of common shares outstanding - dilutive	202,888,487	122,350,387	80,538,100	187,361,565	113,560,583	73,800,982

Net loss per common share - basic	$(0.06)	$(0.09)	$(0.01)	$(0.45)	$(0.54)	$(0.31)
Net loss per common share - diluted	$(0.06)	$(0.09)	$(0.01)	$(0.45)	$(0.54)	$(0.31)
For the three months ended September 30, 2026, the Company excluded 20,103 restricted Class E shares and 4,099,826 OP Units from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2026, the Company excluded 20,103 restricted Class E shares and 3,685,322 OP Units from the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

15.    Segment Reporting
The Company’s principal business is the acquisition, ownership, financing and leasing of stabilized, development, and value-add digital infrastructure assets leased to primarily investment-grade and creditworthy customers.
The Company has one operating segment and one reportable segment as of September 30, 2026. The Chief Operating Decision Maker (“CODM”) specifically reviews consolidated net income to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. In addition, the CODM regularly reviews the various expense and other line items excluding non-cash items, as presented in the table below.
The following table details our segment financial results for the three and nine months ended September 30, 2026:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Total segment revenues	$143,357	$333,144

Segment expenses
Fund level expenses (1)	2,141	8,768
Management fees	4,139	11,334
Performance participation allocation	5,505	15,045
Interest expense (2)	33,956	82,315
Other segment expense, net (3)	109,820	301,219
Consolidated segment net loss	$(12,204)	$(85,537)
(1)     Fund level expenses are total General and administrative expenses.
(2)     Interest expense excludes non-cash items such as amortization expense related to our debt discounts, deferred financing costs, and interest rate derivatives.
(3)     Other segment expense, net includes Property operating expenses, Depreciation and amortization, Income from unconsolidated joint ventures, non-cash items excluded from Interest expense, Interest income, Other income (expense), net, and other non-cash items.

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.
16.    Subsequent Events
In preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions that occurred after September 30, 2026 for recognition or disclosure purposes. Based on this evaluation, we identified the following subsequent events from September 30, 2026 through the date on which the financial statements were available to be issued.
Proceeds from the Issuance of Common Shares
From October 1, 2026, through the date the financial statements were issued, the Company sold an aggregate of 900,630 common shares (consisting of 367,043 Class S shares, 528,983 Class I shares, and 4,604 Class E shares) resulting in net proceeds of $9,544 to the Company. No Class D shares were sold from October 1, 2026 through the date the financial statements were issued.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Blue Owl Digital Infrastructure Trust is a Maryland statutory trust formed on April 7, 2025 (“Inception”). The Company invests primarily in stabilized, development, and value-add digital infrastructure investments. To a lesser extent, we may also invest in real estate debt investments. The Company is the sole general partner of ODIT OP, and we own, and plan to continue to own, all or substantially all of our assets through ODIT OP. We are externally managed by the Adviser. The Company’s principal business is the acquisition, ownership, financing and leasing of stabilized, development, and value-add digital infrastructure assets leased to primarily investment-grade and creditworthy customers, and its management does not distinguish the principal business, or group the operations, by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment.
We were capitalized through the purchase by an affiliate of the Adviser of 100 common shares for an aggregate purchase price of $1 on May 20, 2025 (the “Initial Capitalization”).
The Company is structured as a non-listed, perpetual-life investment vehicle. We intend to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
As of September 30, 2026, we have received net proceeds of $2,060,974 from the sale of our common shares, including shares issued to certain limited partners of the BODI Funds in connection with their in-kind contribution of interests in the subject assets to the Company, based on an initial purchase price of $10.00. We have contributed the net proceeds to ODIT OP in exchange for a corresponding number of Class S, Class D, Class I, and Class E OP Units. ODIT OP has primarily used the net proceeds to make investments in real estate and debt investments as further described below under “Investment Portfolio.” We intend to continue selling shares on a monthly basis.
Emerging Growth Company Status
We are, and we will remain, an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1,235,000, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700,000 as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1,000,000 in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
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
During the third quarter of 2026, global equity and debt markets remained driven by expectations around inflation, interest rates, artificial intelligence (“AI”)-related capital expenditures, and ongoing geopolitical tensions, including in the Middle East and their impact on certain energy prices. Equity indices saw modest appreciation during the third quarter despite lack of market breadth, with approximately two-thirds of S&P 500 and Russell 1000 stocks retreating during the quarter.
The 10-year Treasury yield in the United States ended the third quarter of 2026 at 5.29%, approximately 85 basis points higher than June 30, 2026, and in late September, the Federal Reserve announced a rate hike of 25 basis points, increasing the federal funds target range to 3.75% to 4.00%. This represented a significant shift from the beginning of the year, when market participants had anticipated further reductions in the federal funds rate.
Industry valuations and transaction volumes remain under pressure due to a combination of the announcement of tariffs, increased vacancy rates, changes in base rates, and uncertainty around future capital availability. In contrast, our real assets business, focused on triple net lease, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics of the net lease structure, highly predictable net rent growth, and long-duration contractual income across the portfolio.
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
Q3 2026 Highlights (Results of Operations)
Operating Results
•Declared monthly net distributions on our common shares totaling $23,675 for the three months ended September 30, 2026. The details of the total returns are shown in the following table:

	Class S	Class D	Class I	Class E
Year-to-Date Total Return, without upfront selling commissions (1)	8.39%	8.87%	9.07%	11.47%
Year-to-Date Total Return, assuming maximum upfront selling commissions (1)	4.72%	7.26%	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions (1)	11.35%	12.01%	12.29%	15.59%
Inception-to-Date Total Return, assuming maximum upfront selling commissions (1)	6.85%	10.03%	N/A	N/A
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
Investments
•During the three months ended September 30, 2026, the Company received distributions of approximately $47,381 from its debt investment joint venture.
•The Company acquired a 16.0% interest in Miner JV for total cash consideration of $109,156 during the three months ended September 30, 2026. Miner JV was formed to fund the development of a data center property in New Mexico.

•Invested and sold $30,955 and $3,698, respectively, of CMBS during the three months ended September 30, 2026.

Capital Activity and Financings
•Raised net proceeds of $160,740 from the sale of our common shares and repurchased 238,951 of our common shares for $2,501 during the three months ended September 30, 2026.
•Incurred net borrowings of $18,000 in secured debt and repaid $150,000 of outstanding borrowings under our credit facility during the three months ended September 30, 2026.
•Incurred net borrowings under secured financings of debt investments of $54,491, which are secured by certain CMBS investments.
Overall Portfolio
•As of September 30, 2026, our portfolio consisted of investments in real estate (94%), debt investments (4%), and investments in unconsolidated joint ventures (2%), based on fair value.
•Our 12 wholly owned properties as of September 30, 2026, consisted of assets located in the Midwest (17%), Southeast (35%), Southwest (15%), and West (33%) regions of the United States based on fair value.
•Our debt investments as of September 30, 2026, consisted of CMBS. For further details on underlying real estate collateral, refer to “Investment Portfolio – Debt Investments”.
Investment Portfolio
Real Estate Investments
The following charts describe the diversification of our wholly owned portfolio by geographical region (1) based on fair value and customer credit ratings (2) based on the next twelve months (“NTM”) rent as of September 30, 2026:
(1)     Region weighting is measured as the gross asset value of our consolidated real estate investments against the total asset value of all consolidated real estate investments.
(2)    Customer credit rating weighting is based on the NTM base rent of our customers against the total NTM rental income of all our customers.

The following table provides a summary of our wholly owned portfolio as of September 30, 2026 (dollars in thousands):

Region	Number of Properties	Megawatts	Occupancy Rate (1)	NTM Rent Per Leased Megawatt (2)	Gross Asset Value (3)	NTM Rent (2)	Percentage of Total NTM Rent
Midwest	3	43	100%	$1,394	$740,470	$59,954	20%
Southeast	3	96	97%	941	1,508,200	90,292	30%
Southwest	2	28	100%	1,523	626,220	42,640	14%
West	4	68	100%	1,615	1,414,990	109,847	36%
Total	12	235			$4,289,880	$302,733	100%
__________
(1)Occupancy Rate is calculated as the percentage of leased megawatts.
(2)Represents average effective NTM rent per leased megawatt. The term “NTM” refers to base rental income for the next twelve months.
(3)Based on fair value as of September 30, 2026.

Real Estate and Leases
The following table provides information regarding our wholly owned real estate property types as of September 30, 2026:

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

Lease Expirations
The following schedule details the expiring leases at our wholly owned real estate properties by the NTM rent and leased megawatts as of September 30, 2026 (dollars in thousands):

Year	Number of Expiring Leases	NTM Rent (1) (2)	% of Total NTM Rent Expiring	Megawatts	% of Total Megawatts Expiring
2026 (remaining)	3	$2,799	1%	17	7%
2027	11	13,410	4%	8	3%
2028	5	12,088	4%	7	3%
2029	7	16,806	6%	10	4%
2030	6	29,201	10%	18	8%
2031	5	36,200	12%	25	11%
2032	2	4,963	2%	4	2%
2033	—	—	—%	—	—%
2034	3	30,571	10%	23	10%
2035	1	7,116	2%	6	3%
Thereafter	4	149,579	49%	117	49%
Total	47	$302,733	100%	235	100%
__________
(1)The term “NTM” refers to base rental income for the next twelve months.
(2)Excludes executed leases for which rent has not commenced as of September 30, 2026.

Investments in Unconsolidated Joint Ventures
As of September 30, 2026, the Company owns interests in two unconsolidated joint ventures with third parties, each accounted for under the FVO and detailed in the table below:

Investment	Number of Investments	Number of Properties	Ownership Percentage	Carrying Amount of Investment	Income
Unconsolidated joint ventures accounted for under the FVO
Debt investments	1	—	40.0%	$150	$1,757
Data centers	1	1	16.0%	109,156	—
Total unconsolidated joint ventures accounted for under the FVO	2	1		$109,306	$1,757
During the nine months ended September 30, 2026, the principal on the unconsolidated joint venture’s debt investment and its associated secured financing were repaid. As of September 30, 2026, the unconsolidated joint venture held net cash proceeds from the repayment.
On September 21, 2026, the Company contributed cash consideration of $109,156 in exchange for a 16.0% interest in Miner JV. Miner JV was formed to fund the development of a data center property in New Mexico.
Debt Investments
As of September 30, 2026, the Company’s debt investments consisted of CMBS, which are detailed in the following table:

Type of Security/Loan	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
CMBS	SOFR + 3%	2/17/2042	$180,095	$180,750	$179,063
__________________
(1)The term SOFR refers to the relevant floating benchmark rate, one-month SOFR.
(2)The weighted average maturity date is based on the fully extended maturity date of the instrument.

Results of Operations
The following table sets forth the results of our operations for the three months ended September 30, 2026. There is no comparative information yet available as operations commenced on December 1, 2025.

September 30, 2026
Revenues
Rental revenue	$143,357
Total revenues	143,357

Expenses
Rental property operating	65,906
General and administrative	2,141
Management fee	4,139
Performance participation allocation	5,505
Depreciation and amortization	62,051
Total expenses	139,742

Other income (expense)
Income from unconsolidated joint ventures	32
Interest expense	(36,860)
Interest income	4,178
Other income, net	16,831
Total other expense, net	(15,819)
Net loss	(12,204)
Net loss attributable to non-controlling interests	186
Net loss attributable to ODIT shareholders	$(12,018)
Rental revenue
Rental revenue from our property operations was $143,357 for the three months ended September 30, 2026. Our revenues consist of rental revenue from our 12 operating properties.
Rental property operating expenses
Rental property operating expenses were $65,906 for the three months ended September 30, 2026. Our rental property operating expenses primarily include utilities, real estate taxes, and common area maintenance for our 12 operating properties.
General and administrative expenses
General and administrative expenses were $2,141 for the three months ended September 30, 2026. Our general and administrative expenses were primarily driven by legal and professional fee expenses incurred by the Company.
Management fee
The management fee for the three months ended September 30, 2026 was $4,139, which was attributable to the Company’s average net asset value during the period.
Performance participation allocation
The performance participation allocation was $5,505 for the three months ended September 30, 2026. Our performance participation allocation represents 12.5% of ODIT OP’s total return after other unit holders receive a 5% total return and any loss carryforward is recouped. There is currently no loss carryforward to be recouped.

Depreciation and amortization
Depreciation and amortization expense for the three months ended September 30, 2026 was $62,051 related to our 12 operating properties.
Income from unconsolidated joint ventures
Income from unconsolidated joint ventures for the three months ended September 30, 2026 was $32, which is related to our debt investment joint venture. There was no income from our data center joint venture during the three months ended September 30, 2026.
Interest expense
Interest expense for the three months ended September 30, 2026 was $36,860. Our interest expense is primarily driven by our secured ABS and CMBS loans and credit facility.
Interest income
Interest income was $4,178 for the three months ended September 30, 2026, which was primarily driven by income from our CMBS debt investments.
Other income, net
Other income, net for the three months ended September 30, 2026 was $16,831, which was primarily due to gains on our derivative instruments.

The following table sets forth the results of our operations for the nine months ended September 30, 2026. There is no comparative information yet available as operations commenced on December 1, 2025.

September 30, 2026
Revenues
Rental revenue	$333,144
Total revenues	333,144

Expenses
Rental property operating	147,226
General and administrative	8,768
Management fee	11,334
Performance participation allocation	15,045
Depreciation and amortization	173,627
Total expenses	356,000

Other income (expense)
Income from unconsolidated joint ventures	1,757
Interest expense	(89,193)
Interest income	11,542
Other income, net	13,213
Total other expense, net	(62,681)
Net loss	(85,537)
Net loss attributable to non-controlling interests	1,640
Net loss attributable to ODIT shareholders	$(83,897)
Rental revenue
Rental revenue from our property operations was $333,144 for the nine months ended September 30, 2026, which consists of rental revenue from our 12 operating properties.
Rental property operating expenses
Rental property operating expenses were $147,226 for the nine months ended September 30, 2026, and primarily include utilities, real estate taxes, and common area maintenance for our 12 operating properties.
General and administrative expenses
General and administrative expenses were $8,768 for the nine months ended September 30, 2026. Our general and administrative expenses were primarily driven by legal and professional fee expenses incurred by the Company.
Management fee
The management fee for the nine months ended September 30, 2026 was $11,334, which was attributable to the Company’s average net asset value during the period.
Performance participation allocation
The performance participation allocation was $15,045 for the nine months ended September 30, 2026. Our performance participation allocation represents 12.5% of ODIT OP’s total return after other unit holders receive a 5% total return and any loss carryforward is recouped.
Depreciation and amortization
Depreciation and amortization expense for the nine months ended September 30, 2026 was $173,627 related to our 12 operating properties.

Income from unconsolidated joint ventures
Income from unconsolidated joint ventures for the nine months ended September 30, 2026 was $1,757, which is related to our debt investment joint venture. There was no income from our data center joint venture during the nine months ended September 30, 2026.
Interest expense
Interest expense for the nine months ended September 30, 2026 was $89,193. Our interest expense is primarily driven by our secured ABS and CMBS loans and credit facility.
Interest income
Interest income was $11,542 for the nine months ended September 30, 2026, which was primarily driven by income from our CMBS debt investments.
Other income, net
Other income, net for the nine months ended September 30, 2026 was $13,213, which was primarily due to gains on our derivative instruments not designated as hedges.

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
Our total NAV presented in the following tables includes the NAV of our Class S, Class D, Class I, and Class E shares, as well as the partnership interests of ODIT OP held by parties other than the Company and certain affiliates of the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2026:

Components of NAV	September 30, 2026
Cash and cash equivalents	$108,941
Restricted cash	12,640
Investments in real estate	4,568,550
Investments in unconsolidated joint ventures	109,306
Debt investments	179,063
Intangible assets	694,032
Other assets	62,591
Intangible liabilities	(972,703)
Credit facilities, mortgage loans, and notes, net	(2,360,496)
Due to affiliates	(14,948)
Accounts payable and accrued expenses	(53,340)
Other liabilities	(99,591)
Net Asset Value	$2,234,045
Number of outstanding shares/units	208,789,652
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2026 (dollars are in thousands except for per share amounts):

NAV per share	Class S Shares	Class D Shares	Class I Shares	Class E Shares (1)	Class I OP Units (2)	Class E OP Units (3)	Total
NAV	$793,849	$40,316	$477,601	$876,390	$28,293	$17,596	$2,234,045
Number of outstanding shares/units	74,923,145	3,805,014	45,074,528	80,696,498	2,670,242	1,620,225	208,789,652
NAV Per Share/Unit as of September 30, 2026	$10.5955	$10.5956	$10.5958	$10.8603	$10.5958	$10.8603
__________________
(1)Includes 913,532 Class E shares subject to redemption features, classified as Redeemable common shares.
(2)Includes the partnership interests of ODIT OP held by parties other than the Company.
(3)Includes the partnership interest of ODIT OP held by certain affiliates of the Company.

The following table details the weighted averages of the key assumptions in the discounted cash flow methodology used in the valuations as of September 30, 2026:

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
The following table reconciles shareholders’ equity and ODIT OP partners’ capital per our Condensed Consolidated Balance Sheet to our NAV (in thousands):

September 30, 2026
Shareholders' equity	$1,824,922
Non-controlling interests attributable to ODIT OP	28,534
Redeemable non-controlling interests	10,947
Redeemable common shares	9,921
Total partners' capital of ODIT OP under GAAP	1,874,324
Adjustments:
Accrued shareholder servicing fee	41,176
Accrued organization and offering costs	11,410
Accrued distributions	(558)
Accumulated depreciation and amortization under GAAP	173,726
Unrealized net real estate and real estate debt appreciation	146,566
Straight-line rent	(12,599)
NAV	$2,234,045
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

Distributions
Beginning January 14, 2026, we declared monthly distributions for each class of our common shares, which are generally paid 20 days after month-end. We have paid distributions consecutively each month since such time. Each class of our common shares received the same aggregate gross distribution per share, which was $0.1250 per share for the three months ended September 30, 2026 and $0.4000 per share for the nine months ended September 30, 2026. The net distribution varies for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.
The following table details the total net distribution for each of our share classes for the nine months ended September 30, 2026:

Record Date	Class S	Class D	Class I	Class E
December 31, 2025 (1)	$0.0304	$0.0354	$0.0375	$0.0375
January 31, 2026	0.0304	0.0354	0.0375	0.0375
February 28, 2026	0.0309	0.0356	0.0375	0.0375
March 31, 2026	0.0302	0.0353	0.0375	0.0375
April 30, 2026	0.0346	0.0396	0.0417	0.0417
May 31, 2026	0.0342	0.0395	0.0417	0.0417
June 30, 2026	0.0345	0.0395	0.0416	0.0416
July 31, 2026	0.0341	0.0395	0.0417	0.0417
August 31, 2026	0.0341	0.0394	0.0417	0.0417
September 30, 2026	0.0343	0.0395	0.0416	0.0416
Total	$0.3277	$0.3787	$0.4000	$0.4000
(1)The distribution payable to shareholders of record as of December 31, 2025 was declared on January 14, 2026.

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $108,941 and availability under our variable funding notes and unsecured credit facility of $117,500 and $720,000, respectively, as of September 30, 2026. We also obtain incremental liquidity through the sale of our common shares, from which we generated net proceeds of $411,511 for the nine months ended September 30, 2026, and through the ability to sell our liquid CMBS investments, which had a fair value of $179,063 as of that date. We also may incur other forms of indebtedness or generate incremental liquidity through the sale of our real estate.
Our primary liquidity needs are to fund our investments, make distributions to our shareholders, repurchase common shares pursuant to our Share Repurchase Plan, pay operating expenses, fund capital expenditures, and repay indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that ODIT OP pays to the Special Limited Partners, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partners elect to receive such payments in cash, or subsequently redeem shares or OP Units previously issued to them.
Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of common shares and through the incurrence or assumption of debt. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets, which we may also use, if necessary, in the event of unforeseen significant capital expenditures. We expect to be able to refinance debt obligations maturing in the near term through the use of available cash on hand, capacity on our variable funding notes, additional capital raise activity, or exercising existing extension options.
We continue to believe that our current liquidity position is sufficient to meet the needs of our expected investment activity.
Capital Resources
As of September 30, 2026, our consolidated indebtedness included borrowings under our secured ABS and CMBS loans, variable funding notes, unsecured credit facility, and secured financings of debt investments. The following table is a summary of our indebtedness as of September 30, 2026:

Indebtedness	Weighted Average Interest Rate (1)	Weighted Average Maturity Date (2) (3)	Maximum Facility Size	Principal Balance Outstanding
Credit facilities, mortgage loans, and notes
Secured ABS and CMBS loans (4)	5.40%	5/26/2030	N/A	$2,379,100
Secured variable funding notes (5)	S + 1.75%	5/27/2028	$200,000	$70,000
Unsecured credit facility	S + 1.95%	4/1/2031	$750,000	$—
Deferred financing costs, net				(35,789)
Discount on debt, net				(14,402)
Total credit facilities, mortgage loans, and notes, net				$2,398,909

Secured financings of debt investments
Secured financings of debt investments	S + 1.02%	10/29/2026	N/A	$54,491
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
(5)The maturity date of May 27, 2028 excludes the impact of certain extension options.

Refer to Note 8 - Debt for additional information.
Sale of Common Shares
On December 1, 2025, the Company commenced the offering of its shares through a continuous private placement offering. The Company is authorized to issue an unlimited number of shares of each of its four classes of common shares (Class S shares, Class D shares, Class I shares, and Class E shares).
As of November 6, 2026, we had received net proceeds of $2,038,238 from selling an aggregate 202,589,972 common shares in the Private Offering (consisting of 74,090,441 Class S shares, 3,760,062 Class D shares, 44,954,104 Class I shares, and 79,785,365 Class E shares).
Cash Flows
Cash flows provided by operating activities were $87,425 for the nine months ended September 30, 2026. The cash flows provided by operating activities were primarily driven by operations of our 12 properties.
Cash flows used in investing activities were $1,170,910 for the nine months ended September 30, 2026. The cash flows used in investing activities were primarily due to the acquisition of a digital infrastructure property, as well as debt investments and an investment in an unconsolidated joint venture.
Cash flows provided by financing activities were $1,009,089 for the nine months ended September 30, 2026. The cash flows provided by financing activities were primarily due to net proceeds from our ABS and CMBS loans, as well as proceeds from the issuance of common shares.
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
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of September 30, 2026 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness	$2,503,591	$54,491	$850,000	$1,599,100	$—
Organizational and offering costs	11,410	1,902	4,564	4,564	380
Total	$2,515,001	$56,393	$854,564	$1,603,664	$380
The Company also has future commitments to fund construction, customer-related capital expenditures, and general capital improvements. As of September 30, 2026, the Company had open commitments related to construction projects of approximately $10,785 for its consolidated assets and $15,947 in estimated future commitments to complete the construction of build-to-suit assets held in unconsolidated joint ventures.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense. As of September 30, 2026, the outstanding principal balance of our indebtedness was $2,503.6 million and consisted of secured ABS and CMBS loans, variable funding notes, an unsecured credit facility, and secured financings of debt investments.
As of September 30, 2026, our unsecured revolving credit facility, secured variable funding notes, and secured financings of debt investments are variable-rate and indexed to three-month and one-month SOFR. For the three and nine months ended September 30, 2026, a 50 basis point increase in SOFR would have resulted in a $0.1 million and $0.1 million increase, respectively, in interest expense. Our exposure to interest rate risk may vary in future periods as the amounts and terms of our interest rate hedging agreements change over time as we implement our hedging program.
Debt Investments
As of September 30, 2026, we held $179.1 million of floating-rate debt investments, which are reported at fair value on our Condensed Consolidated Balance Sheet. The floating rates are indexed to the reference rates, and as such, are exposed to interest rate risk. Our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three and nine months ended September 30, 2026, a 50 basis point increase or decrease in the reference rates would have resulted in a $0.2 million and $0.5 million increase or decrease, respectively, to income from debt investments.
Credit Risk
We are exposed to credit risk with respect to our debt investments and customers that lease our properties. We seek to manage credit risk in our debt investments by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality of our investments on an ongoing basis, and we seek to manage customer credit risk by leasing our properties primarily to investment-grade and creditworthy customers. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.
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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our customers. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. As of September 30, 2026, we were not involved in any material legal proceedings.
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

Shares Sold Date	Class S	Class D	Class I	Class E	Total	Aggregate Consideration (1)
July 2026	2,049,797	7,304	1,157,538	9,548,309	12,762,948	$134,720
August 2026	847,442	7,277	914,318	94,051	1,863,088	19,575
September 2026	677,501	7,276	824,683	366	1,509,826	15,893
Total	3,574,740	21,857	2,896,539	9,642,726	16,135,862	$170,188
(1)    Includes upfront selling commissions for Class S and Class D shares of $189.

Share Repurchases
Our Board of Trustees has adopted the Share Repurchase Plan, whereby, subject to certain limitations, shareholders may request on a quarterly basis that the Company repurchase all or any portion of their shares. Shares repurchased under the Share Repurchase Plan are limited to no more than 3% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months).
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
The following table sets forth purchases by the Company of its common shares during the three months ended September 30, 2026:

Period	Total Number of Common Shares Purchased (a)	Average Price per Common Share (b) (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Approximate Dollar Value of Common Shares That May Yet be Purchased as Part of Publicly Announced Plans or Programs (3)
September 4, 2026 (1)	238,951	$10.4666	238,951	—
Total	238,951	$10.4666	238,951	—
(1)    Shares that have not been outstanding for at least two years were repurchased at 98% of the repurchase price.

(2)    Repurchase pricing date was July 31, 2026.
(3)     Repurchases are limited as set forth in our Share Repurchase Plan described above. All requests under the Share Repurchase Plan were satisfied.

From Inception through September 30, 2026, 1,032,183 Class E OP Units in the Operating Partnership were issued to the Special Limited Partners. As of September 30, 2026, the Company has not repurchased any Class E OP Units issued to the Special Limited Partners.
From Inception through September 30, 2026, the Company issued 913,432 Class E shares to the Adviser as payment of management fees. As of September 30, 2026, the Adviser held 913,532 Class E shares, including shares previously purchased by the Adviser. As of September 30, 2026, the Company has not repurchased any Class E shares issued to the Adviser as payment of management fees.
The repurchase of any Class E OP Units held by the Special Limited Partners or Class E shares held by the Adviser acquired as payment of management fees earned by the Adviser occurs outside of our Share Repurchase Plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
During the three months ended September 30, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 6.     EXHIBITS

(b)Exhibits

3.1	Certificate of Trust of the Company, dated April 7, 2025 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed on August 8, 2025 and incorporated herein by reference).
3.2	Amended and Restated Declaration of Trust of the Company (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference).
3.3	Bylaws of the Company (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference).
4.1	Share Repurchase Plan of the Company (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference).
4.2	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 9, 2025 and incorporated herein by reference).
10.1*
Amended and Restated Revolving Credit Agreement, dated as of September 14, 2026, among Blue Owl Digital Infrastructure Operating Partnership LP, as the parent, BODIT SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and the collateral agent, and the lenders and letter of credit issuers party thereto.

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

*    Filed herewith
** Furnished herewith
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Digital Infrastructure Trust

By:	/s/ Kevin Halleran
Name: Kevin Halleran
Title: Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 6, 2026